Form 10QSB
period 1999-06-30
AMERICAN KIOSK CORP /FL
filed 1999-08-25
CIK 1047533

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999
                                             -------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


                         Commission File Number: 0-26075
                                                 -------


                           American Kiosk Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                   59-3452641
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


             4400 PGA Blvd., suite 500, Palm Beach Gardens, FL 33410
             -------------------------------------------------------
                     (Address of Principal Executive Office)


                                 (561) 627-9002
                           ---------------------------
                           (Issuer's Telephone Number)


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing   Yes X     No
                                     ---      ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes     No
                                                  ---    ---
                                 Not Applicable


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common Equity, as of the latest practical date:

          Common Stock $.001     Par value     4,226,200 as of 8/13/99


 Transitional Small Business Disclosure Format (check one)  Yes     No X
                                                               ---    ---

Part I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited financial statements and documents required by
Item 310(b) of Regulation S - B are attached hereto as Exhibits " A - D ":


     Condensed Balance Sheets - As of
     June 30, 1999, and December 31, 1998                        Exhibit "A"

     Condensed Statements of Changes
     In Shareholder's Equity - For the
     Period from December 31, 1998 through
     June 30, 1999                                               Exhibit "B"

     Condensed Statements of Operations -
     For the three months ended & six months
     ended June 30, 1999 and 1998, as well as
     the period from inception April 26, 1997
     to June 30, 1999.                                           Exhibit "C"

     Condensed Statements of Cash Flows -
     For the six months ended June 30, 1999 and 1998,
     as well as the period from inception
     April 26, 1997 to June 30, 1999                             Exhibit "D"

     Notes to Condensed Financial Statements

                                                                       Exhibit A

                           AMERICAN KIOSK CORPORATION
                          (A Development Stage Company)

                          Condensed Balance Sheet as of
                       June 30, 1999 and December 31, 1998


                                                                      Year End
                                                    6/30/99           12/31/98
                                                  -----------       -----------
                                                  (Unaudited)
                          ASSETS
Current Assets:
   Cash and Equivalents                           $   177,169       $   350,136
   Accounts Receivable                            $    16,835       $     7,674
   Inventories                                    $    58,672       $    80,925
   Deposits &  Other Current Assets               $   199,507       $    30,590
   Deferred Loan Costs                            $   114,292       $    37,431
                                                  -----------       -----------
        Total Current Assets                      $   566,475       $   506,756

Property & Equipment                              $   253,862       $    38,559
Loans to Area Reps                                $   117,907
Other Assets                                      $   239,234       $   181,895
                                                  -----------       -----------
              Total Assets                        $ 1,177,478       $   727,210
                                                  ===========       ===========

                 LIABILITIES AND EQUITY
Current Liabilities:
   Accounts Payable & Accruals                    $   102,581       $   119,293
   Convertible Notes Payable                      $   293,125       $   293,125
   Deferred Franchise Revenue                     $    39,950       $    39,950
                                                  -----------       -----------
              Total Current Liabilities           $   435,656       $   452,368
                                                  -----------       -----------
Notes Payable - 30 Month                          $ 1,517,572       $   365,050
                                                  -----------       -----------
              Total Liabilities                   $ 1,953,228       $   817,418
                                                  -----------       -----------
Shareholders' Equity:
   Common Stock, $.0001 Par                       $       420       $       415
   Additional Paid-in-capital                     $ 1,131,689       $ 1,108,484
   Unearned Compensation                          $   (48,600)      $   (48,600)
   Deficit Accumulated During the
         Development Stage                        $(1,859,259)      $(1,150,507)
                                                  -----------       -----------
              Total Shareholders' Equity          $  (775,750)      $   (90,208)
                                                  -----------       -----------
              Total Liabilities and Equity        $ 1,177,478       $   727,210
                                                  ===========       ===========

                                                                       Exhibit B

                           AMERICAN KIOSK CORPORATION
                          (A Development Stage Company)

             Condensed Statement of Changes in Shareholder's Equity
                     for the six months ended June 30, 1999
                                   (Unaudited)


                                                                                    Deficit
                                                       Common    Additional       Accumulated
                                                        Stock     Paid-in      During Development     Unearned       Shareholder's
                                           Shares      Amount     Capital            Stage          Compensation         Equity
                                          ---------    ------    ----------    ------------------   ------------     -------------
Balance December 31, 1998                 4,149,900     $415     $1,108,484       $(1,150,507)        $(48,600)       $ (90,208)

Stock Issued Along With Secured Notes        46,416     $  5     $   23,205                                           $  23,210

Net Loss                                                                          $  (708,752)                        $(708,752)
                                          ---------     ----     ----------       -----------         --------        ---------
Balance June 30, 1999                     4,196,316     $420     $1,131,689       $(1,859,259)        $(48,600)       $(775,750)
                                          =========     ====     ==========       ===========         ========        =========

                                                                       Exhibit C

                           AMERICAN KIOSK CORPORATION
                         (A Development Stage Company)

                        Condensed Statement of Operations
                                   (Unaudited)


                                                                                                        Period
                                                                                                      From 4/26/97
                                        3 Mo. Ended     3 Mo. Ended    6 Mo. Ended    6 Mo. Ended     (Inception)
                                         6/30/1999       6/30/1998      6/30/1999      6/30/1998       To 6/30/99
                                        -----------     -----------    -----------    -----------     ------------
Total Revenues                          $   12,784      $   26,016     $   22,583     $   26,016      $    88,074

Cost of Goods                           $   (9,427)     $        0     $  (22,447)    $        0      $   (45,106)

Selling, General & Admin Expenses       $ (308,195)     $ (141,922)    $ (665,320)    $ (222,387)     $(1,838,525)
                                        ----------      ----------     ----------     ----------      -----------
   Loss From Operations                 $ (304,838)     $ (115,906)    $ (665,184)    $ (196,371)     $(1,795,557)

Other Expenses                          $  (24,768)     $        0     $  (43,569)    $        0      $   (63,703)

   Net (Loss)                           $ (329,606)     $ (115,906)    $ (708,753)    $ (196,371)     $(1,859,260)
                                        ==========      ==========     ==========     ==========      ===========
Net Loss Per Share                      $   (0.079)     $   (0.037)    $   (0.170)    $   (0.061)     $    (0.539)
                                        ==========      ==========     ==========     ==========      ===========
Weighted Avg Shares Outstanding          4,189,606       3,143,105      4,178,521      3,199,644        3,450,368
                                        ==========      ==========     ==========     ==========      ===========

                                                                  Exhibit D

                           AMERICAN KIOSK CORPORATION
                          (A Development Stage Company)

                        Condensed Statement of Cash Flow
                                   (Unaudited)


                                                                                                       Period
                                                                                                    From 4/26/97
                                                                6 Mo. Ended       6 Mo. Ended        (Inception)
                                                                  6/30/99           6/30/98          to 6/30/99
                                                                -----------       -----------       ------------
Cash Used in Operating Activities                               $(1,133,397)      $  (180,580)      $(1,875,525)
                                                                -----------       -----------       -----------

Cash Flows From Investing Activities:
   Expenditures for Property and Equipment                      $  (215,303)      $    14,005       $  (309,051)
   Other                                                                          $   (11,855)      $  (256,005)
                                                                -----------       -----------       -----------
       Net Cash Provided by (Used In) Investing Activities      $  (215,303)      $     2,150       $  (565,056)
                                                                -----------       -----------       -----------
Cash Flows From Financing Activities:
   Issuance of Notes Payable                                    $ 1,152,522                         $ 1,808,572
   Proceeds From Issuance of Stock                              $    23,210       $   178,500       $   809,177
                                                                -----------       -----------       -----------
   Cash Provided by Financing Activities                        $ 1,175,732       $   178,500       $ 2,617,749
                                                                -----------       -----------       -----------
Net Increase (Decrease) in Cash and Cash Equivalents            $  (172,968)      $        70       $   177,168
Cash and Cash Equiv, Beginning of Period                        $   350,136       $       705
                                                                -----------       -----------       -----------
Cash and Cash Equiv, At End of Period                           $   177,168       $       775       $   177,168
                                                                ===========       ===========       ===========

                           AMERICAN KIOSK CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements

                                   (Unaudited)

Note 1 - Financial Statements

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations for the three months and six months ended June 30, 1999 and 1998, and for the period from April 26, 1997 (inception) to June 30, 1999, and cash flows for the six months ended June 30, 1999 and 1998 and for the period from April 26, 1997 (inception) to June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998, and notes thereto contained in the Company's Form 10-SBA filed with the Securities and Exchange Commission on July 27, 1999. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of operating results to be expected for the full fiscal year.

Note 2 - Inventories

         Inventories at June 30, 1999 consist of:
                  Food and supplies .................    $ 8,992
                  Equipment and displays ............     49,680
                                                         -------
                                                         $58,672
                                                         =======

Note 3 - Notes Payable and Stock Issuance

During the three months ended June 30, 1999, the Company issued 13,400 shares of Common Stock (46,416 for the six months ended June 30, 1999) valued at $.50 per share related to the funding of additional Private Placement Units of 11% Secured Notes aggregating $327,122 (1,152,522 for the six months ended June 30, 1999).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENT

     The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

     Certain statements included in this Form 10-QSB are forward looking and are based upon the Company's current expectations and are subject to risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statements made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

BUSINESS

     The Company, incorporated in Delaware in May, 1997, has developed and implemented a national brand franchise system of kiosk-style and stand alone, drive-thru retail outlets to deliver popular food products to consumers. The Company initially is focusing primarily on brick oven pizza. The Company is still classified as a "development Company", however, two drive-thru units are scheduled to open in September of 1999 in the West Palm Beach and Atlanta areas.

     The Company is engaged in the sale of fast food pizza and other products, and franchises to operate fast food pizza outlets from stand alone drive-thru retail units and kiosk style units. The Company's outlets sell a proprietary "brick oven pizza", baked in a patented oven.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had working capital of $130,819 compared to working capital of $54,388 at December 31, 1998. This increase is attributable primarily to the sale of private placement units offset by operating deficits, purchase of operating equipment and loans to area representatives.

RESULTS OF OPERATIONS

   REVENUES

     Revenues for the three months ended June 30, 1999, were $12,784 as compared to $26,016 for the three months ended June 30, 1998. Revenues for the six months ended June 30, 1999, were $22,583 as compared to $26,016 for the six months ended June 30, 1998. The revenues generated were from the Beta Test unit and limited franchise sales. The Company expects minor increases in revenue for the 3rd quarter as the two new drive-thru units are not expected to open for business until September, 1999. With both of these units operating in the 4th quarter, more significant revenue increases will be expected then.


   COST OF GOODS

     Cost of goods sold for the three months ended June 30, 1999, were $9,427 as compared to $0.00 for the same period ending June 30, 1998. Cost of goods sold for the six months ended June 30, 1999, were $22,447 as compared to $0.00 for the six months ended June 30, 1998.

   SELLING EXPENSES & ADMINISTRATIVE COSTS

     Selling, General and Administrative costs for the three months ended June 30, 1999 were $308,195 as compared to $141,922 for the period ending June 30, 1998. Selling, general and administrative costs for the six months ended June 30, 1999 were $665,320 as compared to $222,387 for the six months ended June 30, 1998. This increase in costs is attributable to the costs incurred in the development of a larger and more attractive drive-thru stand alone unit.


   NET PROFIT/LOSS

     The Company's net loss per share for the three months ended June 30, 1999 was 7.9 cents as compared to 3.7 cents per share for the three months ended June 30, 1998. The net loss per share for the six months ended June 30, 1999 was 17.0 cents as compared to 6.1 cents for the six months ended June 30, 1998. These increases in net loss per share are attributable to the expenses associated with the further development of the drive-thru unit.

ADDITIONAL CAPITAL

     The Company, during the last quarter, raised $327,122 from a private placement consisting of 11% secured notes, bringing the total raised under this plan to $1,517,572.

PART II: OTHER INFORMATION

ITEM 1-5 Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits.

Exhibit No.       Description
-----------       -----------

   *27            Financial Data Schedule


*Filed as exhibit to this Report.


     b. Reports on Form 8-K.

     No reports were filed.

     In accordance with Section 12 (g) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMERICAN KIOSK CORPORATION

                                By: /s/ Richard J. Michael
                                    -------------------------------------------
                                    Richard J. Michael, President


                                By: /s/ Larry E. Graybill
                                        ---------------------------------------
                                        Larry E. Graybill
                                        Vice-President, Chief Financial Officer
                                        and Principal Accounting Officer