Form 10QSB
period 1999-09-30
AMERICAN KIOSK CORP /FL
filed 2000-01-27
CIK 1047533





                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               FORM 10-QSB

(Mark One)
[    x      ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended _______September 30, 1999___________________

[            ]           TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______________ to _______________

                    Commission File Number:____0-26075_______________________

                              American Kiosk Corporation
             (Exact name of small business issuer as specified in its charter)

                         Delaware                                   59-3452641
                (State or other jurisdiction of                 (I.R.S. Employer
                  incorporation or organization)                Identification No.)

                        4400 PGA Blvd., suite 500, Palm Beach Gardens, FL  33410
                                  (Address of Principal Executive Office)

                   (561) 627-9002
            (Issuer s Telephone Number)

                   __________________________________Not Applicable________________________________
                          (Former name, former address and former fiscal year,
                                         if changed since last report)

                        Check whether the Issuer (1) filed all reports required to be filled by Section 13 or15 (d) of the Exchange
        Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
                        (2) has been subject to such filing Yes __X____   No ________

                          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                             PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes______ No________

                                             Not Applicable

                                   APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the Issuer s classes of common
Equity, as of the latest practical date:

        Common Stock $.001____Par value____ 4,226,200 as of 11/17/99.

        Transitional Small Business Disclosure Format  (check one)    Yes _______    No __X____






Part  I:______FINANCIAL INFORMATION

ITEM  1.          FINANCIAL STATEMENTS

     The following unaudited financial statements and documents required by Item 310(b) of
Regulation S-B are attached hereto as Exhibits "A-D":


          Condensed Balance Sheets As of
          September 30, 1999, and December 31, 1998               Exhibit  A

          Condensed Statements of Changes
          In Shareholder s Equity For the
          Period from December 31, 1998 through
          September 30, 1999                                      Exhibit  B

          Condensed Statements of Operations
          For the three months ended & nine months                                        Exhibit  C
          ended September 30, 1999 and 1998, as well as
          the period from inception April 26, 1997
          to September 30, 1999.                                  Exhibit C

          Condensed Statements of Cash Flows
          For the nine months ended September 30, 1999                               Exhibit  D
          and 1998, as well as the period from inception
          April 26, 1997 to September 30, 1999                    Exhibit D

          Notes to Condensed Financial Statements

































                                                                      Exhibit A






                            AMERICAN KIOSK CORPORATION



                           Condensed Balance Sheet as of

                     September 30, 1999 and December 31, 1998


                                                        YEAR END
                                  9/30/99                12/31/98

                                 (UNAUDITED)             (AUDITED)

              ASSETS

CURRENT ASSETS:
  CASH AND EQUIVALENTS              $51,728               $350,136
  ACCOUNTS RECEIVABLE               $18,422                 $7,674
  INVENTORIES                        $8,992                $80,925
  DEPOSITS & OTHER CURRENT ASSETS  $279,531                $30,590
  DEFERRED LOAN COSTS              $147,071                $37,431

   TOTAL CURRENT ASSETS            $505,744               $506,756

PROPERTY & EQUIPMENT               $303,387                $38,559
LOANS TO AREA REPS                 $121,907
OTHER ASSETS                       $266,457               $181,895

         TOTAL ASSETS            $1,197,495               $727,210

         LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE & ACCRUALS      $172,983               $119,293
  CONVERTIBLE NOTES PAYABLE        $300,000               $293,125
  DEFERRED FRANCHISE REVENUE        $65,113                $39,950

         TOTAL CURRENT LIABILITIES $538,096               $452,368

NOTES PAYABLE - 30 MONTH         $1,643,420               $365,050

         TOTAL LIABILITIES       $2,181,516               $817,418

SHAREHOLDERS' EQUITY:
  COMMON STOCK, $.0001 PAR             $420                   $415
  ADDITIONAL PAID-IN-CAPITAL     $1,131,689             $1,108,484
  UNEARNED COMPENSATION            ($48,600)              ($48,600)
  ACCUMULATED DEFICIT           ($2,067,530)           ($1,150,507)

    TOTAL SHAREHOLDERS' EQUITY    ($984,021)              ($90,208)

    TOTAL LIABILITIES AND EQUITY $1,197,495               $727,210


                                                          3


                                                                         Exhibit B



                                       AMERICAN KIOSK CORPORATION
                                      (A Development Stage Company)

                              Condensed Statement of Changes in Shareholder's Equity
                                  for the nine months ended September 30, 1999
                                               (Unaudited)


                                                                         DEFICIT
                                           COMMON     ADDITIONAL      ACCUMULATED
                                           STOCK      PAID-IN         DURING DEVELOPMENT      UNEARNED        SHRHLDR'S
                              SHARES       AMOUNT     CAPITAL               STAGE           COMPENSATION       EQUITY

BALANCE DECEMBER 31, 1998   4,149,900       $415     $1,108,484        ($1,150,507)           ($48,600)       ($90,208)

STOCK ISSUED ALONG WITH        49,416         $5        $23,205                                                 23,210
SECURED NOTES

NET LOSS                                                                 ($917,025)                          ($917,025)

BALANCE SEPTEMBER 30, 1999  4,199,316       $420     $1,131,689        ($2,067,532)           ($48,600)      ($984,023)













                                                           4


                                                                         Exhibit C


                                             AMERICAN KIOSK CORPORATION
                                            (A Develpoment Stage Company)
                                          Condensed Statement of Operations
                                                     (Unauited)


                                                                                            PERIOD
                                                                                            FROM 4/26/97
                                        3 MO ENDED   3 MO ENDED   9 MO ENDED   9 MO ENDED   (INCEPTION)
                                        9/30/99      9/30/98      9/30/99      9/30/98      TO 9/30/99

TOTAL REVENUES                          $9,947       $13,477      $32,531      $39,493      $98,021

COST OF GOODS                          ($9,450)           $0     ($31,897)     ($5,843)     ($54,556)

SELLING, GENERAL & ADMIN EXPENSES    ($191,659)    ($398,628)   ($861,848)     ($734,352)   ($2,030,184)

  LOSS FROM OPERATIONS               ($191,162)    ($385,151)   ($861,214)     ($700,702)   ($1,986,719)

OTHER EXPENSES                        ($17,112)     ($21,791)    ($55,811)      ($57,405)    ($80,815)

  NET (LOSS)                         ($208,274)    ($406,942)   ($917,025)     ($758,107)   ($2,067,534)

NET LOSS PER SHARE                     ($0.050)      ($0.129)     ($0.219)       ($0.237)     ($0.599)

WEIGHTED AVG SHARES OUTSTANDING      4,197,816     3,143,105    4,196,773      3,199,644     3,450,712




                                                          5




                                                                                      Exhibit D

                                       AMERICAN KIOSK CORPORATION
                                      (A Development Stage Company)
                                     Condensed Statement of Cash Flow
                                              (Unaudited)

                                                                                                 PERIOD
                                                                                               FROM 4/26/97
                                                             9 MO ENDED       9 MO ENDED       (INCEPTION)
                                                               9/30/99          9/30/98          9/30/99

CASH USED IN OPERATING ACTIVITIES                            ($210,594)       ($992,135)        ($2,086,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                     ($49,525)       ($111,312)        ($358,576)
  Other                                                         25,163                          ($230,842)

  Net cash provided by (used in) investing activities         ($24,362)       ($111,312)        ($589,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Notes Payable                                   $109,513         $296,864        $1,918,085
  Proceeds from issuance of stock                                              $918,161          $809,177

  Cash provided by financing activities                       $109,513       $1,215,025        $2,727,262

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         ($125,443)        $234,353           $51,725
CASH AND CASH EQUIV., BEGINNING OF PERIOD                     $177,169          $69,212

CASH AND CASH EQUIV, AT END OF PERIOD                          $51,726         $303,565           $51,725











                                           AMERICAN KIOSK CORPORATION
                                          (A Development Stage Company)
                                          Notes to Financial Statements

                                                  (Unaudited)

Note 1   Financial Statements

In the opinion of the Company s management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999  and the results of operations for the three months and nine months ended
September 30, 1999 and 1998, and for the period from April 26, 1997 (inception) to September 30, 1999, and cash flows for the nine months ended September 30, 1999 and 1998 and for the period from April 26, 1997 (inception) to
September 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998, and notes thereto contained in the Company s Form 10-SBA filed with the Securities and Exchange Commission on July
27, 1999.  The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of operating results to be expected for the full fiscal year.

Note 2 - Inventories

     Inventories at September 30, 1999 consist of:
          Food and  supplies    $  1,445
          Equipment and displays   7,547
                                  $8,992

Note 3 - Notes Payable and Stock Issuance

During the three months ended September 30, 1999, the Company issued 3,000 shares of Common Stock (49,416 for the nine months ended September 30, 1999) valued at $.50 per share related to the funding of additional Private
Placement Units of 11% Secured Notes aggregating $399,794 (1,225,194 for the nine months ended September 30,
1999).

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENT

     The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

     Certain statements included in this Form 10-QSB are forward looking and are based upon the Company s current expectations and are subject to risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statements made by or on behalf of the Company.  The
Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

BUSINESS

     The Company, incorporated in Delaware in May, 1997, has developed and implemented a national brand franchise system of kiosk-style and stand alone, drive-thru retail outlets to deliver popular food products to consumers.  The Company initially is focusing primarily on brick oven pizza.  The Company is still classified as a development Company , however, two drive-thru units are scheduled to open in September of 1999 in the West
Palm Beach and Atlanta areas.

     The Company is engaged in the sale of fast food pizza and other products, and franchises to operate fast food pizza outlets from stand alone drive-thru retail units and kiosk style units.  The Company s outlets sell a proprietary  brick oven pizza , baked in a patented oven.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had working capital of $191,263 compared to working capital of
$54,388 at December 31, 1998.  This increase is attributable primarily to the sale of private placement units offset by operating deficits and purchase of operating equipment.

RESULTS OF OPERATIONS:

     REVENUES

     Revenues for the three months ended September 30, 1999, were $9,947 as compared to $12,784 for the three months ended September 30, 1998.  Revenues for the nine months ended September 30, 1999, were $32,531 as compared to $39,493 for the nine months ended September 30, 1998.  The revenues generated were from the Beta
Test unit and limited franchise sales.

     COST OF GOODS

     Cost of goods sold for the three months ended September 30, 1999, were $9,450 as compared to $0.00 for the same period ending September 30, 1998.  Cost of goods sold for the nine months ended September 30, 1999, were $31,897 as compared to $5,843 for the nine months ended September 30, 1998.

     SELLING EXPENSES & ADMINISTRATIVE COSTS

     Selling, General and Administrative costs for the three months ended September 30, 1999 were $191,659 as compared to $398,628 for the period ending September 30, 1998.  Selling, general and administrative costs for the nine months ended September 30, 1999 were $861,848 as compared to $734,352 for the nine months ended
September 30, 1998.  This increase in costs is attributable to the costs incurred in the development of a larger and more attractive drive-thru stand-alone unit.

     NET PROFIT/LOSS

     The Company s net loss per share for the three months ended September 30, 1999 was 5.0 cents as compared to 12.9 cents per share for the three months ended September 30, 1998.  The net loss per share for the nine months ended September 30, 1999 was 21.9 cents as compared to 23.7 cents for the nine months ended
September 30, 1998.  These increases in net loss per share are attributable to the expenses associated with the further development of the drive-thru unit.

ADDITIONAL CAPITAL

     The Company, during the last quarter, raised $132,723 from a private placement consisting of 11% secured notes, bringing the total raised under this plan to $1,650,295.  In addition, $243,125 rolled from a one-year bridge note, into the 11% Private Placement.

PART II:     OTHER INFORMATION

ITEM 5     SUBSEQUENT EVENTS

     On October 14, 1999, the Company signed a letter of intent to purchase the assets of Zero s Mr.
 Submarine Inc., for a combination of American Kiosk common stock, stock options and cash payments.  Zero s, a  hot submarine  concept, was established in 1967 in Virginia Beach, VA and currently has
 55 stores operating within the chain and 10 more under construction.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.

     Exhibit No.    Description


        *27       Financial Data Schedule


     *Filed as exhibit to this Report.



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


                                                              AMERICAN KIOSK CORPORATION



                                                              By:  /s/ Richard J. Michael
                                                                 -------------------------------------------
                                                                  Richard J. Michael, President


                                                              By:  /s/ Larry E. Graybill
                                                                  ------------------------------------------
                                                                  Larry E. Graybill
                                                                  Vice-President, Chief Financial Officer
                                                                  and Principal Accounting Officer












