Form 10KSB
period 1999-12-31
AMERICAN KIOSK CORP /FL
filed 2000-04-21
CIK 1047533


            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1999

                               OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from____________ to_____________

                 Commission file number: 0-26075

                    AMERICAN KIOSK CORPORATION
      (Exact Name of Registrant as Specified in its Charter)

          Delaware                                            59-3452641
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                 4400 PGA Boulevard, Suite 500
                 Palm Beach Gardens, FL  33410
      (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code (561) 627-9002

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock.

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes      NO  X

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.

     The issuer's net revenues for its most recent fiscal year was $119,431.

     The number of shares outstanding of the registrant's Common Stock, $.0001 Par Value, as of December
31, 1999 was 4,282,180 shares.

     Documents incorporated by reference: None

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

History and Industry Overview

     The Company was incorporated in Delaware in May, 1997 to develop and implement a national brand franchise system of stand alone, in-line and drive-thru retail outlets to deliver popular food products to consumers.  The Company initially focused on brick oven pizza.
With the recent acquisition of certain assets of Zero's Mr. Submarine Inc., the franchisor of a
55 unit hot submarine sandwich chain, located in Virginia Beach, VA, the Company has changed its focus and direction.  The Company's management team intends to focus its energy and expertise to the expansion and improvement of the Zero's concept.

  Zero's Mr. Submarine, Inc. is a franchisor of quick service restaurants featuring "Hot,
Oven-Baked sandwiches and pizzas.  Eugene Schmidt, Founder, Martin Palacios, and John
Schmidt have opened Zero's restaurants since 1967.  Zero's Mr. Submarine, Inc. was formed in 1989 to franchise the original restaurant concept.

  Since 1989, Zero's has opened 55 franchise restaurants in Virginia, North Carolina and
Phoenix, Arizona.  In April, 1998, Zero's signed its first Area Development Agreement which calls for the development of 10 Zero's restaurants in the Raleigh-Durham, North Carolina area over 5 years.  In January, 1999, Zero's signed Territorial Development agreements for restaurants in the following markets:  North Carolina, South Carolina, and Tampa Florida for
a total of 76 restaurants.

Acquisition of Zeros

  In October, 1999, the Company signed a letter of intent to acquire certain assets of
Zero's Mr. Submarine Inc., a Virginia corporation.  Following a due diligence period, the purchase was approved by Zero's stockholders on January 14, 2000 with the following terms:

        The Company issued Zero's 1,500,000 shares of its common stock (or approximately 25% of the Company's issued and outstanding shares)
        The Company agreed to enter into consulting agreements with each of the three principals of Zeros, Eugene Schmidt, Martin Palacios (who are both nominees for director of the Company), and John Schmidt whereby the Company will pay them $75,000 per year for the next five years payable upon closing and on each anniversary thereafter; with the exception of Eugene Schmidt who will receive
        $100,000 upon closing, $100,000 ninety (90) days thereafter, $75,000 on the first one year anniversary, $75,000 on the second anniversary and $25,000 on the third anniversary.
        Under the consulting agreement, the Company shall issue stock options to purchase an aggregate of 501,000 shares of common stock at exercise prices between $1.00 and $3.00 per share.

Marketing Goals and Strategy

  The Company's franchise marketing plan includes publications, both franchise and food industry, classified newspapers, both local and national, and trade and business opportunity shows.

  In January, Zero's began its new market development initiative designed to accelerate franchise development in select markets throughout the United States and internationally.  The
Company plans to partner with individuals and companies capable of rapidly developing and supporting Zero's franchisees within their local markets.  Territorial Directors, under this new development program will assist the Company in local recruitment of qualified prospects to open Zero's Subs franchise locations and represent the Company in ongoing support to ensure the integrity of the Zero's concept.  This development strategy offers the Company an exciting growth opportunity for the future.

  Territorial Directors pay a fee for the territory and will share forty percent of the initial franchise fees and royalty revenue from the franchises within their territory.  Agreements have been signed for seventy-six (76) restaurants to date.  The Company is actively negotiating with other prospective territorial directors in various U. S. markets.

Projected Revenue Stream

  The Company anticipates revenues from franchise fees for new units, a 6% royalty fee on gross sales by franchisees, and fees from, and franchisees purchased by, territorial directors.  Currently, franchise fees are $15,000, but the Company is considering raising them to $20,000.  Currently, Zero's franchisees are averaging about $350,000 in sales annually.

Year 2000 Compliance

  To date the Company has not experienced any Year 2000 problems related to its operations and no computer applications or hardware used in its operation required replacement or modification as a result of the Year 2000 issue.

  The Company believes that its significant vendors and suppliers are Year 2000 compliant, and the Company has not, to date, been made aware that any of its significant vendors or suppliers have suffered Year 2000 disruption in their systems.

  Accordingly, the Company does not anticipate incurring, material expense, or experiencing any material operational disruptions, as a result of any Year 2000 problems.

Distribution

  The Company has distribution contracts with various food suppliers.  Virginia Foods
Services is a primary distributor.  The Company does not believe that it is dependent upon any one distributor.

Competition

  From its market research, the Company concluded that the rapidly expanding
"submarine segment" is one of the fastest growing segments of the restaurant marketplace.
Industry studies indicate the market demand for this category of fast food is in excess of $10 billion and growing at 2 percent plus each year.

  Further evidencing the depth of the market has been the success of several submarine concepts in recent years.  This includes such high-growth companies as Subway, Blimpie,
Quizno's Cousins, and Jersey Mike's.  Notwithstanding the success of other sandwich concepts, the Company's research and investigations suggest that the market is still underdeveloped and ripe for a "hot oven-baked submarine" concept.  Just as the well-
documented success of Subway's "cold-sub" concept, the Zero's "hot-sub" concept has embraced this high growth segment of the fast food market.

  The primary national competition is Subway Sandwiches, with nearly 14,000 franchises in the U.S. and more than 60 other countries, Arby's of Fort Lauderdale, FL with over 3,000 franchised units, and Blimpie, of Atlanta, GA with over 2,000 franchises worldwide.  These companies are each larger and more established than the Company and have substantially greater capital resources, manpower, experience and financing than the Company.

Governmental Approvals and Regulations

  The Company and its franchisees are required to comply with federal, state and local government regulations applicable to consumer food service businesses generally, as well as zoning and construction regulations relating to the construction of the drive-thru units and kiosks.

  The Company's franchising operations are subject to regulation by the Federal Trade
Commission in compliance with the FTC's rule entitled "Disclosure Requirements and
Prohibitions Concerning Franchising and Business Opportunity Ventures."  The FTC rules require, among other things, that the Company prepare and update periodically the comprehensive disclosure document known as the Uniform Franchise Offering Circular for delivery to prospective franchisees.  In addition, some states require a franchisor to register its franchise with the state before it may offer the franchise.  The Company is currently registered to sell its franchises in 40 states.

  In addition, the Company is also subject to a number of state laws that regulate substantive aspects of a franchise or franchisee relationship.  These laws generally govern the termination and/or non-renewal of the franchise agreement, and by and large require the franchisor to have good cause, reasonable cause or just cause in order to terminate the franchise agreement or not renew the franchise agreement, regardless of the terms of the agreement.  In addition, some of these laws may provide a franchisee longer periods to cure a default than are provided for in the Company's franchise agreement.

  Violation by the Company of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could require the Company to offer rescission to franchisees, and subject the Company to monetary damages and penalties.
However, the Company believes that the state laws and regulations concerning termination and non-renewal of franchises will not have a material impact on the Company's operations.

Trademarks and Patents

  The Company has a registered trademark on the "Zero's" logo in connection with its operations in the United States.

Employees

  As of April 14, 2000, the Company had 12 employees, two of whom work on a part-time basis.

ITEM 2.     DESCRIPTION OF PROPERTIES

  The Company is currently operating out of a 2,547 square foot facility in Palm Beach
Gardens, Florida pursuant to a five-year lease terminating November 30, 2002.  Annual base rent for 1999 was $54,761.

  The Company also rents space in Orlando, Florida at $2,500 per month for the non-
operating Pizza Place drive-thru unit.

ITEM 3.     LEGAL PROCEEDINGS

  The Company is currently engaged in settlement negotiations over prior litigation with
Flatrock Partners, L.P., as the landlord of certain real property located in Orange County,
Florida for the the non-payment of rent.  Though this action was filed in1999, a judgment was entered by the Orange County, Florida, Circuit Court for the amount of $120,481.35.

  The Company is not currently a party to any material litigation, nor to the knowledge of management, is there any material litigation threatened or contemplated against the
Corporation.

  At present, there is no pending litigation or proceeding involving a director, officer, employee or agent of the Company where indemnification will be required or permitted.  The
Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None



                             PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

  The following sets forth for the calendar quarters as indicated the high and low bid closing quotations for the Company's Common Stock in the over-the-counter market for the period June 9, 1998 through December 31, 1999, as reported by in the pink sheets.  Such information reflects interdealer quotations, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

          Period                                     High Bid            Low Bid

          2nd Quarter
          June 9, 1998 to
          June 30, 1998                               $2.50             $1.00

          3rd Quarter
          July 1, 1998 to
          September 30, 1998                          $2.06              $.87

          4th Quarter
          October 1, 1998 to
          December 31, 1998                           $2.12              $.87

          1st Quarter
          January 1, 1999 to
          March 31, 1999                              $1.62              $.875

          2nd Quarter
          April 1, 1999 to
          June 30, 1999                               $1.188             $.563

          3rd Quarter
          July 1, 1999 to
          September 30, 1999                          $1.563             $.438

          4th Quarter
          October 1, 1999
          to December 31, 1999                        $1.375             $.50

     The Company has over 300 beneficial owners of its common stock.

Dividend Policy

     The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future, but rather intends instead to retain future earnings, if any, for reinvestment in its business.  The Company has agreed not to pay dividends, or make distributions on its stock or purchase, redeem, or otherwise acquire or retire any of its stock as long as certain indebtedness is outstanding. Any future determination to pay cash dividends will be in compliance with the Company's contractual obligations, and otherwise at the discretion of the Board of Directors and based upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of
Directors deems relevant.

Recent Sales of Unregistered Securities

      During the year ended December 31, 1999, the Company sold an aggregate of $1,592,500 of units,
(out of a total of $1,965,000), each comprising the Company's 11% senior secured promissory note in the principal amount of $50,000 and 2,000 shares of Common Stock, to accredited investors.  This private placement of securities was conducted by Strategic Assets Inc., a NASD registered broker-
dealer, for sales commissions and fees of 10% of the gross amount sold an an aggregate of 39,300 shares of Common Stock.  The placement agent also received an investment banking fee of $20,000 and 30,000 shares of the Company's Common Stock in connection with this offering, which was paid in March 2000.

      During the year ended December 31, 1999, the Company sold an aggregate of $366,00 of units, each comprising the Company the Company's 12.5% senior secured promissory note in the principal amount of $50,000 and 4,000 shares of Common Stock, to accredited investors.  This continuing private placement of securities is being conducted by Strategic Assets Inc., a NASD registered broker-dealer, for sales commissions and fees of 10% of the gross amount sold plus an amount of shares equal to
500 shares per unit sold.  As of December 31, 1999, an aggregate of 3,660 shares of Common
Stock were due the placement agent which were issued in March 2000.  The placement agent also recieved an investment banking fee of $15,000 and 25,000 shares of Common Stock in connection with this offering, which was paid in March 2000.

      The notes and shares issued in the above offerings were issued on the reliance on the exemption provided by Rule 506 of Regulation D. The Company relied on Rule 506 as the investors were all
"accredited investors" as defined in Regulation D, no public solicitation was employed, the purchases bought the securities with investment intent and the shares are restricted securities as that term is defined in Rule 144.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

INTRODUCTORY STATEMENT

     The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

     Certain statements included in this Form 10-KSB are forward looking and are based upon the Company's current expectations and are subject to risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-
looking statements made by or on behalf of the Company.  The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

BUSINESS

     The Company, incorporated in Delaware in May, 1997, has developed and implemented a national brand franchise system of stand alone, in-line, and drive-thru retail outlets to deliver popular food products to consumers.  The Company initially focused primarily on brick oven pizza, however, since the recent acquisition of Zero's Mr.
Submarine Inc., the franchisor of a 55 unit hot submarine sandwich chain, located in Virginia
Beach, VA, the Company has changed its focus and direction.  The Company now intends to focus its resources on the expansion and improvement of the Zero's chain.

     The Company is currently engaged in the sale of  franchises to operate fast food outlets from stand alone, in-line and drive-thru retail units.  The Company's outlets sell proprietary hot submarine sandwiches and other food products.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had a working capital deficiency of $377,971 compared to working capital of $54,388 at December 31, 1998.

RESULTS OF OPERATIONS:

     REVENUES

     Revenues for the year ended December 31, 1999, were $119,431 as compared to
$65,491 for the year ended December 31, 1998.   The increase in revenue was derived from
the sale of pizza and pizza equipment.

     COST OF GOODS

     Cost of goods sold for the year ended December 31, 1999, were $127,968 as compared to $22,659 for the year ended December 31, 1998.

     SELLING EXPENSES & ADMINISTRATIVE COSTS

     Selling, general and administrative costs and impairment charges for the year ended
December 31, 1999 were $1,896,999 as compared to $1,070,566 for the year ended December
31, 1998.  This increase in costs is attributable to the costs incurred in the development of a larger and more attractive drive-thru stand alone unit and the cost of raising capital through debt financing instruments and the reduction in the carrying amount of certain assets due to the
Company's change in focus.

     NET PROFIT/LOSS

     The Company's net loss per share for the year ended December 31, 1999 was 55.0 cents as compared to 29.0 cents per share for the year ended December 31, 1998.  This increase in net loss per share is attributable to the expenses associated with the further development of the drive-thru unit and the expense associated with raising capital through debt instruments and the reduction in the carrying amount of certain assets due to the Company's change in focus.

ADDITIONAL FUNDS RAISED

     The Company, during the last year, raised $1,417,500 from a private placement
consisting of 11% secured notes.   In addition, $175,000 rolled from a one-year bridge note,
into the 11% Private Placement, bringing the total raised under this plan to $1,965,000.  The
Company also raised $366,000 from a second bridge loan consisting of 12.5% notes.

ITEM 7.   FINANCIAL STATEMENTS                                            Page
                                                                         Number
Financial Statements:

     Independent Auditors' Report                                         F - 2

     Balance Sheets as of December 31, 1999 and 1998                      F - 3

     Statements of Operations for the years ended
     December 31, 1999 and 1998 and the period from April 26, 1997
     (Inception) to December 31, 1999                                     F - 5

     Statements of Changes in Stockholders' Equity
     (Deficit) for the years ended December 31, 1999 and 1998
     and the period from April 26, 1997 (Inception) to
     December 31, 1999                                                    F - 6

     Statements of Cash Flows for the years ended December 31, 1999 and 1998 and the period from April 26, 1997 (Inception) to
     December 31, 1999                                                    F - 7

     Notes to the Financial Statements                                    F - 9




                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
American Kiosk Corporation
Palm Beach Gardens, Florida


We have audited the accompanying balance sheets of American Kiosk Corporation (A Development
Stage Company), as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period from April
26, 1997 (inception) to December 31, 1999.  These financial statements are the responsibility of the
Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Kiosk Corporation, as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and for the period from April 26, 1997
(inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 17 to the financial statements, the Company incurred a net loss of $2,331,890 during the year ended December 31, 1999, and as of that date had a working capital deficiency of $377,971 and a stockholders deficit of $2,174,609.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Notes 17 and 18.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   GOLDSTEIN LEWIN & CO.

Boca Raton, Florida
March 30, 2000



                    AMERICAN KIOSK CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEETS

                              ASSETS

                                                            December 31,
                                                      1999                1998

CURRENT ASSETS
    Cash                                        $     80,557          $  335,136
    Restricted Cash                                   60,834              15,000
    Notes Receivable                                  57,720
    Accounts Receivable, Net                                               7,674
    Due from Officer                                  25,600               1,100
    Other Receivables                                  3,049               2,049
    Inventory                                                             80,925
    Deposits on Inventory                                                 27,441
    Deferred Loan Costs                              123,060              37,431
    Prepaid Expenses                                  50,000

                   Total Current Assets              400,820             506,756

PROPERTY AND EQUIPMENT, Net                                               44,046                   38,559

OTHER ASSETS
    Toppers License Agreement, Net                                        96,000
    Franchise Development Costs                                           19,846
    Deferred Loan Costs, Net                          67,753              37,250
    Other Deposits                                    28,524              28,799

                                                      96,277             181,895

                                        $            541,143     $       727,210

                                       The Accompanying Notes are an
                                Integral Part of These Fincancial Statements
                                                  F-3


                    AMERICAN KIOSK CORPORATION
                  (A Development Stage Company)
                    BALANCE SHEETS (CONTINUED)


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                          December 31,
                                                      1999                1998

CURRENT LIABILITIES
    Convertible Notes Payable, Net of Discount    $  100,000          $  293,125
    Notes Payable, Net of Discount                   351,360
    Accounts Payable                                 194,480             117,198
    Accrued Liabilities                               17,951               2,095
    Accrued Disposition Expenses                     115,000
    Deferred Franchise Fee Revenue                                        39,950

                   Total Current Liabilities         778,791             452,368

NOTES PAYABLE, Net of Discount                     1,936,961             365,050

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred Stock, Par Value $.0001 Per Share;
      Authorized 10,000,000 Shares; Issued 0 Shares
    Common Stock, Par Value $.0001 Per Share;
      Authorized 50,000,000 Shares; Issued 4,282,180
        Shares and 4,149,900 Shares, Respectively        428                 415
    Additional Paid-in Capital                                         1,307,360                1,108,484
    Unearned Compensation                                                (48,600)
    Deficit Accumulated During the Development Stage (3,482,397)      (1,150,507)

                   Total Stockholders' Deficit        (2,174,609)        (90,208)

                                           $            541,143     $       727,210

                                              The Accompanying Notes are an
                                          Integral Part of These Financial Statements
                                                        F-4


                   AMERICAN KIOSK CORPORATION
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS

                                                                        Period from
                                                                        April 26, 1997
                                      Year Ended December 31,           (Inception to)
                                    1999                    1998        December 31, 1999

REVENUE
    Franchise Fees        $             10,000 $        25,000   $        35,000
    Merchandise and
      Equipment Sales                  109,431          40,491           149,922

                   Total Revenue         119,431        65,491           184,922

COST OF GOODS SOLD                     127,968          22,659           150,627

                   Gross Profit (Loss)                 (8,537)            42,832                   34,295

EXPENSES
    Selling Expenses                   198,213         114,477           312,690
    General and
      Administrative Expenses        1,447,575         956,089         2,506,303
    Impairment Charges
      (Notes 2, 12 and 18)             251,211                           251,211

                                     1,896,999       1,070,566         3,070,204

                   (Loss) from
                     Operations     (1,905,536)     (1,027,734)       (3,035,909)

OTHER INCOME (EXPENSES)
    Interest Income                      3,147                             3,147
    Interest Expense                 (199,153)        (10,625)         (209,778)
    Depreciation                       (7,710)         (5,509)          (13,219)
    Licensing Fees                   (224,000)         (4,000)         (228,000)
    Gain on Sale of Assets              1,362                             1,362

                 Total Other
                   Income (Expenses) (426,354)        (20,134)         (446,488)

                   Net (Loss)     $(2,331,890)    $(1,047,868)     $ (3,482,397)

Basic and Diluted
  Net (Loss) Per Share            $      (.55)    $      (.29)     $       (.95)

Weighted Average
  Shares Outstanding                 4,209,393        3,633,949        3,660,190

                                                The Accompanying Notes are an
                                           Integral Part of These Financial Statements
                                                          F-5


                     AMERICAN KIOSK CORPORATION
                   (A Development Stage Company)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                              Deficit
                                                                                            Accumulated
                                                           Additional                        During the
                                     Common Stock           Paid-In      Unearned           Development
                                Shares           Amount     Capital      Compensation          Stage


  Initial Capitalization on
    April 26, 1997             2,800,000  $       280     $   40,120    $             $
  Issuance for:
    Cash, Net of Offering Costs
    of $12,044 in December 1997  212,000           21        199,935
    Compensation to Employees                                 41,667
    Franchise Development Costs  100,000           10          4,990
  Net (Loss)                                                                                 (102,639)

  Balance, December 31, 1997   3,112,000          311        286,712                         (102,639)

  Issuance for:
    Cash, Net of Offering Costs
    of $2,499 from February to
    September 1998               531,650           53        529,098
    Compensation to Employees    217,750           22        108,853      (25,000)
    Services                     255,600           26        127,774
  Issuance in conjunction with:
    Convertible Notes Payable     18,000            2          8,998
    Notes Payable                 14,900            1          7,449
  Valuation of Stock Options
    Issued for Services                                       39,600      (23,600)
  Net (Loss)                                                                                 (1,047,868)

  Balance, December 31, 1998   4,149,900           415     1,108,484      (48,600)           (1,150,507)

  Issuance for Services           39,300  $          4  $     19,646  $             $
  Issuance in Conjunction with
    Notes Payable                 92,980             9        46,480

  Compensation to Employees                                                25,000
  Valuation of Stock Options
      Issued for Services                                    132,750       23,600

  Net (Loss)                                                                                 (2,331,890)
Balance, December 31, 1999     4,282,180  $        428  $  1,307,360    $                   $(3,482,397)

                                                   The Accompanying Notes are an
                                             Integral Part of These Financial Statements
                                                            F-6


                          AMERICAN KIOSK CORPORATION
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                                                                                Period from
                                                                                               April 26, 1997
                                                                                                 (Inception)
                                                         Year Ended December 31,               to December 31,
                                                       1999                 1998                    1999

CASH FLOWS FROM OPERATING ACTIVITIES

      Net (Loss)                                     $(2,331,890)      $(1,047,868)            $(3,482,397)
      Adjustments to Reconcile Net (Loss) to Net
        Cash Used in Operating Activities:
          Depreciation                                     7,710             5,509                  13,219
          Amortization                                   166,104            15,694                 166,104
          Amortization - Impairment                      115,846                                   115,846
          Disposition Expenses                           115,000                                   115,000
          Gain on Sale of Property and Equipment          (1,362)                                   (1,362)
          Issuance of Shares for Compensation,
            Services and Franchise Development Costs                       198,675                 245,332
          Valuation of Stock Options for Services        132,750            16,000                 148,750
          Reduction of Officer Loan Receivable                              40,000                  40,000
          Change in Assets and Liabilities
              (Increase) Decrease in:
                Restricted Cash                          (45,834)          (15,000)                (45,834)
                Accounts Receivable                        7,674            (7,674)
                Other Receivables                         (1,000)           (2,049)                (3,049)
                Inventory                                 62,658           (80,925)
                Deposits on Inventory                     27,441           (27,441)
                Prepaid Expenses                         (50,000)                                  (50,000)
              Increase (Decrease) in:
                Accounts Payable                          77,282           100,839                 194,480
                Accrued Liabilities                       15,856             2,095                  17,951
                Deferred Franchise Fee Revenue           (39,950)           39,950

                Net Cash Used in Operating Activities (1,741,715)         (762,195)             (2,525,960)

CASH FLOWS FROM INVESTING ACTIVITIES
      Increase in Franchise Development Costs                                                      (19,846)
      Increase in Toppers Agreement                                        (75,000)               (100,000)
      Increase in Deferred Loan Costs                   (195,850)          (71,250)               (267,100)
      Decrease in Deposit on Prototype Kiosk                                27,472
      Change in Other Deposits                               275              (803)                (28,524)
      Increase in Officer Loan Receivable                (24,500)          (15,600)                (65,600)
      Increase in Notes Receivable                       (50,000)                                  (50,000)
      Proceeds from Sale of Property and Equipment         5,000                                     5,000
      Acquisition of Property and Equipment               (6,288)          (38,351)                (68,623)

                Net Cash Used in Investing Activites    (271,363)         (173,532)               (594,693)

                                                The Accompanying Notes are an
                                           Integral Part of These Financial Statements
                                                             F-7

                          AMERICAN KIOSK CORPORATION
                        (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS  (CONTINUED)
                                                                                                       Period from
                                                                                                      April 26, 1997
                                                                                                       (Inception)
                                                         Year Ended December 31,                      to December 31,
                                                        1999                 1998                         1999

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of Notes Payable                  $     (25,000)             $                     $(25,000)
      Proceeds from the Issuance of Notes Payable     1,740,510               656,050             2,396,560
      Proceeds from the Issuance of Common Stock         42,989               545,601               828,956

         Net Cash Provided by Financing Activities    1,758,499             1,201,651             3,200,516

         Increase (Decrease) in Cash                   (254,579)              265,924                80,557

Cash:

      Beginning                                         335,136                69,212

      Ending                                      $      80,557              $335,136             $ 80,557


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

          Issuance of Common Shares for Compensation,
            Services and Franchise Development Costs    $19,650               $38,000             $ 62,640

          Valuation of Stock Options Issued for Services $132,750             $39,600             $172,350

          Issuance of Common Stock for Conversion of
            Convertible Notes Payable to Notes Payable     $3,500                                 $  3,500

          Conversion of Convertible Notes Payable to Notes Payable  $175,000                      $175,000

          Sale of Property and Equipment for Note Receivable $7,720                               $  7,720

          Transfer of Inventory to Property and Equipment   $18,267                               $ 18,267

SUPPLEMENTAL DISCLOSURE

          Cash Payments for Interest                     $ 199,153            $10,625             $209,778

                                                The Accompanying Notes are an
                                         Integral Part of These Financial Statements
                                                             F-8

                                                  AMERICAN KIOSK CORPORATION
                                                 (A Development Stage Company)
                                               NOTES TO THE FINANCIAL STATEMENTS

NOTE 1:   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

Organization

American Kiosk Corp. (The "Company") was incorporated in Delaware on May 2, 1997.  The
Company was established to engage in the development and implementation of a national brand franchise system of kiosk and kiosk-style retail outlets to deliver popular food products to consumers.  As of December 31, 1999, the Company was in the development stage, planned operations have not commenced and its activities were limited to developing the franchise system, kiosk units and market testing.

The Company's current cash and available credit is not sufficient to support its proposed activities for the next year.  Accordingly, management will need to seek equity financing or other financing.
These financial statements have been prepared on the basis that adequate financing will be obtained
(Note 17).

Risk and Uncertainties

The Company is subject to all of the risks inherent in an early stage company in the fast food franchise industry.  These risks include, but are not limited to, a limited operating history, limited management resources and dependence upon consumer acceptance of the concept.  The
Company's operating results may be materially affected by the foregoing factors.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flow, the Company considers all highly liquid short-term investments purchased with on original maturity date of three months or less to be cash equivalents.

Advertising

The Company expenses advertising costs as they are incurred.  Advertising expense aggregated
$86,411, $91,611 and $178,022 for the years ended December 31, 1999 and 1998, and the period from April 26, 1997 to December 31, 1999, respectively.

                                                  AMERICAN KIOSK CORPORATION
                                                (A Development Stage Company)
                                              NOTES TO THE FINANCIAL STATEMENTS

NOTE 1:   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment is recorded at cost and is being depreciated over the estimated useful lives of the related assets using the straight-line method.

Franchise Development Costs

The Company follows the policy of capitalizing certain costs related to the development of its franchise program.  These costs are to be amortized on a straight-line basis over three years beginning with the opening of the first franchised Kiosk or Kiosk-style restaurant (Note 18).

Toppers License Agreement

The cost of the license agreement is being amortized over the 25-year term of the agreement
(Note 18).

Deferred Loan Costs

Costs directly attributable to the obtaining of loans are deferred, and are amortized on a straight-
line basis over the term of the associated loans.

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes.  The Company estimates that the fair value of all financial instruments at December 31,
1999 and 1998, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                  AMERICAN KIOSK CORPORATION
                                                (A Development Stage Company)
                                             NOTES TO THE FINANCIAL STATEMENTS

NOTE 1:   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONTINUED)

Long-Lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Revenue Recognition

Revenue from sales of individual and area franchises is recognized when substantially all significant initial services to be provided to the franchisee have been performed.  When an individual franchise is sold, the Company agrees to provide certain services to the franchisee.
Generally, these services include, among other items, assistance with site selection, training of personnel, the loan of the Pizza Place manual, training and a pre-opening inspection.  At
December 31, 1999, the Company had one franchisee.

Revenue related to the sale of equipment other than that provided with a franchise, food products and supplies, is recognized when the items are shipped.

Stock Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting
for Stock Based Compensation, the Company has elected not to adopt the fair value based method of accounting for its stock based compensation plan but to account for such compensation using the intrinsic value method under the provisions of Accounting Principles
Board (APB) Opinion No. 25 (Note 14).

Net (Loss) Per Share

Basic net (loss) per share is computed by dividing net (loss) by the weighted average number of shares outstanding.  Fully diluted earning per share for all periods presented are the same as basic earnings per share because in a period of net loss all exercisable or convertible securities are anti-
dilutive (Notes 13 and 14).

                                                  AMERICAN KIOSK CORPORATION
                                                (A Development Stage Company)
                                               NOTES TO THE FINANCIAL STATMENTS


NOTE 1:   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONTINUED)

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for
Derivative Instruments and Hedging Activities.  The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments.  The statement is effective for years beginning after June 15, 2000.  The Company is assessing the impact this statement will have on the financial statements.

Reclassification of Prior Period

Certain amounts in the prior period's financial statements have been reclassified to conform to the current year presentation.

NOTE 2:   IMPAIRMENT CHARGES

As a result of the change in the Company's focus (Note 18), the Company recorded an impairment loss associated with the pizza concept assets.  The resulting adjustment of $251,211 was made to expense the book value of these assets consisting of inventory, unamortized licensing agreements, accrued disposition expenses and franchise development costs.

NOTE 3:   CONCENTRATION OF CREDIT RISK

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from them.  Reserves for credit losses are maintained at levels considered adequate by management.

NOTE 4:   TRANSACTIONS WITH RELATED PARTIES

Officer's net advances at December 31, 1999 and 1998 amounted to $25,600 and $1,100, respectively.  These advances are unsecured and provide no set repayment terms.

                                                  AMERICAN KIOSK CORPORATION
                                                (A Development Stage Company)
                                              NOTES TO THE FINANCIAL STATEMENTS

NOTE 5:   RESTRICTED CASH

Restricted cash consists of a certificate of deposit pledged as collateral for the Company's credit card limit and amounts escrowed for the payment of interest (Note 11).


NOTE 6:   ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts of $2,995 as of December
31, 1998.  Bad debt expense aggregated $2,449, $2,995 and $5,444 for the years ended December
31, 1999 and 1998 and the period from April 26, 1997 to December 31, 1999, respectively.


NOTE 7:   NOTES RECEIVABLE

Notes receivable consist of the following at December 31, 1999:

A note receivable for the sale of certain
    equipment.  The note is payable in monthly
    installments of $500, including principal and interest,
    and bears interest at 8% per annum.  Final maturity
    of the note is December 1, 2000.  The note is collateralized
    by a lien on the equipment.                                                   $ 7,720

Two notes receivable from former area representatives.
    The notes bear interest at 8% per annum and are due
    July 21, 2000.  The notes are collateralized by 100,000
    shares of the Company's common stock.
                                                                                   50,000

                                                                                  $57,720


NOTE 8:   INVENTORY

Inventory consisted of the following at December 31, 1998:


          Food                                                                    $ 1,515
          Supplies                                                                    951
          Equipment and Displays                                                   48,459
          Kiosks                                                                   30,000
                                                                                  $80,925

The Company did not maintain an inventory at December 31, 1999.

                                                  AMERICAN KIOSK CORPORATION
                                                (A Developement Stage Company)
                                              NOTES TO THE FINANCIAL STATEMENTS

NOTE 9:   DEFERRED LOAN COSTS

Deferred loan costs aggregated $215,500, $84,250 and $299,750 for the years ended December 31,
1999 and 1998, and the period from April 26, 1997 to December 31, 1999, respectively.  The costs are being amortized over periods of twelve or thirty months.  Amortization aggregated $99,368,
$9,569 and $108,937 for the years ended December 31, 1999 and 1998, and the period from April
26, 1997 to December 31, 1999, respectively.


NOTE 10:       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31,:

                                                                                      Lives
                                              1999                 1998             (Years)

     Furniture and Equipment             $    54,116              29,568               5
     Mobil Unit                                                   14,500               5
                                              54,116              44,068
     Less:  Accumulated Depreciation         (10,070)             (5,509)

                                         $    44,046    $         38,559


NOTE 11:  NOTES PAYABLE

Notes payable consist of the following at December 31,:

                                                          1999            1998


12% convertible secured notes, net of unamortized
    discount of $0 and $6,875, respectively       $       100,000     $  293,125

11% secured notes, net of unamortized
    discount of $28,039 and $7,450, respectively        1,936,961        365,050

12.5% secured notes, net of unamortized
    discount of $14,640                                   351,360

                                                        2,388,321        658,175
    Less Current Portion                                  451,360        293,125

                                                  $     1,936,961       $365,050

                                                  AMERICAN KIOSK CORPORATION
                                                (A Developement Stage Company)
                                              NOTES TO THE FINANCIAL STATEMENTS

NOTE 11:  NOTES PAYABLE (CONTINUED)

12% Convertible Secured Notes

The Company, in September and November 1998, issued twelve units ("Bridge Loan Units")
consisting of convertible secured notes ('Bridge Loan Notes") aggregating $300,000 and common stock aggregating 18,000 shares.  Each Bridge Loan Unit consisted of a $25,000 promissory note and
1,500 shares of common stock.  The Bridge Loan Notes were collateralized by the equipment and accounts receivable of the Company, and bear interest at 12%.  Each Bridge Loan could have been converted at any time into shares of the Company's common stock at a per share conversion price equal to 115% of the closing bid price of the Company's common stock on the date of the conversion.  The Bridge Loan Notes matured one year from the date of issuance.  The shares of common stock have "piggyback" registration rights with any public offering of the Company's common stock, otherwise the shares are restricted as to sale for a period of two years.  The Bridge
Loan Notes were recorded at a discount of $9,000, reflecting a per share value of $0.50, discounted for restrictions.  The discount increased the effective interest rate to 15%.  At December 31, 1999, no Bridge Loan Notes had been converted into common stock.  Upon maturity of the Bridge Loan
Notes, the noteholders were given the option of repayment or rolling the principal balance of their note into the Company's offering of 11% secured notes.  At December 31, 1999, seven Bridge Loan
Notes aggregating $175,000 had been rolled over; one Bridge Loan Note aggregating $25,000 had been repaid; and four Bridge Loan Notes aggregating $100,000 remain outstanding.  These notes are in default and are classified as current in the accompanying financial statements.

11% Secured Notes

The Company in 1999 and 1998 offered, in a private placement, units ("Placement Units") consisting of secured notes ("Placement Notes") and common stock.  The minimum offering was ten units, aggregating $500,000 in Placement Notes and 20,000 shares of common stock, and the maximum offering was forty units aggregating $2,000,000 in Placement Notes and 80,000 shares of common stock.  Each Placement Unit consists of a $50,000 promissory note and 2,000 shares of common stock.  Fractional units were permitted to be offered.  The offering terminated on December 15,
1999.  The Placement Notes are collateralized by all of the assets of the Company, and bear interest at 11% per annum.  The Placement Notes mature thirty months from the date of issuance.  The shares of common stock have "piggyback" registration rights with any public offering of the Company's common stock, otherwise the shares are restricted as to sale for a period of two years.  These
Placement Notes have been recorded at a discount of $39,300 and $7,450 at December 31, 1999 and
1998, respectively, reflecting a per share value of $0.50.  The discount increases the effective interest rate to 11.8%.  The Company has placed 39.30 units, including 3.50 units rolled over from the
Company's Bridge Loan Notes, and 7.45 units, consisting of an aggregate $1,965,000 and $372,500 of Placement Notes and 78,600 and 14,900 shares of common stock at December 31, 1999 and 1998, respectively.

                                                  AMERICAN KIOSK CORPORATION
                                                 (A Development Stage Company)
                                               NOTES TO THE FINANCIAL STATEMENTS

12.5% Secured Notes

The Company on December 1, 1999, began offering in a private placement, units ("Second Bridge
Loan Units") consisting of secured notes ("Second Bridge Loan Notes") and common stock.  The offering is for twelve units, aggregating $600,000 in Second Bridge Loan Notes and 48,000 shares of common stock.  Each Second Bridge Loan Unit consists of a $50,000 promissory note and 4,000 shares of common stock.  Fractional units may be offered.  The offering terminates upon the earlier of the placement of all units or March 31, 2000.  The Second Bridge Loan Notes are collateralized by all of the assets of the Company and mature the earlier of one year from the date of issuance or upon the completion of an equity on debt financing the net proceeds of which equals or exceeds
$1,100,000.  The Second Bridge Loan Notes bear interest at 12.5% per annum.  The Company may repay the principal at any time.  Regardless of the date of repayment, the Company has guaranteed a minimum of six months interest will be paid.  The shares of common stock have "piggyback"
registration rights with an offering of the Company's common stock, otherwise the shares are restricted as to sale for a period of one year.  These Second Bridge Loan Notes have been recorded at a discount of $14,640, reflecting a per share value of $0.50.  The discount increases the effective interest rate to 16.9%.  At December 31, 1999, the Company has placed 7.32 units consisting of an aggregate $366,000 of Second Bridge Loan Notes and 29,280 shares of common stock.  Subsequent to December 31, 1999.  The Company amended the offering to increase the size and duration of the placement (Note 18).

Undiscounted future maturities of notes payable for the years subsequent to December 31, 1999 under the then existing agreements are as follows:

                    2000                $            451,360
                    2001                           1,527,500
                    2002                             437,500

                                        $          2,416,360


NOTE 12:       COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into leases for office space and a retail location.  The lease for office space provides for a monthly base rent of $4,563 plus the Company's proportionate share of certain common expenses.  The lease requires annual increases in the base rent of $106 per month, and expires on November 30, 2002.

                                                  AMERICAN KIOSK CORPORATION
                                                 (A Development Stage Company)
                                               NOTES TO THE FINANCIAL STATEMENTS

NOTE 12:       COMMITMENTS AND CONTINGENCIES (CONTINUED)

The lease for the retail location provides for a monthly base rent of $2,083 plus assessments for common area maintenance and real estate taxes.  The base rent is subject to annual increase of the greater of the annual increase in the Consumer Price Index or 4%.  The lease expires on January 31,
2004 and may be extended for an additional five-year term.  The Company has ceased operations of the retail location and has accrued the remaining balance due on the lease as a disposition expense aggregating $115,000.  The disposition expense is presented as a current obligation.

Minimum future obligations over the primary terms of the Company's long-term leases at December
31, 1999 are as follows:

          Year Ended December 31,                  Amount

                   2000                     $         171,034
                   2001                                57,308
                   2002                                58,581

                                             $        286,923

In addition, the Company periodically leases temporary housing and other facilities on a short-term basis.

The Company has guaranteed payment of the first year's rent for a franchisee.  The guarantee aggregates $30,000.

Rent expense aggregated $91,569, $70,017 and $171,739 for the years ended December 31, 1999 and 1998 and the period from April 26, 1997 to December 31, 1999, respectively.

Agreement with Toppers

Toppers Brick Oven Pizza, Inc. ("Toppers") has given the Company exclusive rights to market
Toppers products to a network of corporate owned and franchised kiosks and/or kiosk-style retail outlets in the United States.  Under the terms of the agreement, Toppers will be the Company's sole supplier of pizza, ovens and related products.  The agreement expires in 2022, unless terminated prior to expiration.

In 1999, the Company revised and amended its agreement with Toppers.  The Company and
Toppers, under the revised agreement, agreed to licensing fees of $220,000 in 1999; $250,000 in
2000; and $300,000 in each year 2001-2003; and $350,000 in 2004 and each year thereafter for the remaining term of the agreement.

                                                  AMERICAN KIOSK CORPORATION
                                                 (A Development Stage Company)
                                               NOTES TO THE FINANCIAL STATEMENTS

NOTE 12:       COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is in negotiations to terminate the Agreement and has expensed, in 1999, the unamortized amounts paid to Toppers under the license agreement amounting to $96,000 at
December 31, 1998 and $220,000 paid in 1999 (Note 18).

Manufacturing Agreements

The Company has entered into agreements with certain companies for the construction and manufacture of kiosks, carts and other merchandising materials at fixed prices.  Under the terms of the agreements, the Company is required to make deposits when placing purchase orders.  At
December 31, 1999 and 1998, deposits on kiosks, carts and other merchandise aggregated $0 and
$27,441, respectively.

Employment Agreements

The Company has entered into employment agreements with four key management personnel.
The agreements provide for base minimum annual salaries ranging from $27,500 to $120,000 each.  The agreements have terms of one year, and are renewable at will.  The contracts provide for annual cash bonuses and other fringe benefits.  The contracts also include severance agreements and noncompete convenants.  As compensation for services rendered prior to the execution of the employment agreements, the contracts provide for the management personnel to receive an aggregate 92,750 shares of the Company's common stock.  Simultaneously with the execution of the employment agreements, the management personnel entered into option agreements with the Company (Note 14).


NOTE 13:       CAPITAL STOCK

Preferred Stock

The Company has 10,000,000 shares of preferred stock (par value $.0001) authorized.  The Board has authority to issue the shares in one or more series and to fix the designation preferences, powers and other rights as it deems appropriate.  No shares of preferred stock have been issued.

Common Stock

The Company has 50,000,000 shares of common stock (par value $.0001) authorized.  Common stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders.  Shares of common stock do not have cumulative voting, preemptive redemption or conversion rights.  During the year ended December 31, 1998 and the period from April 26, 1997 through December 31, 1999, the Company directly issued 531,650 and 3,643,650 shares for cash of
$531,650 and $784,060, respectively.

                                                  AMERICAN KIOSK CORPORATION
                                                 (A Development Stage Company)
                                               NOTES TO THE FINANCIAL STATEMENTS

NOTE 13:  CAPITAL STOCK (CONTINUED)

During the years ended December 31, 1999 and 1998, the Company issued 92,980 and 32,900 shares, respectively, to the subscribers of certain secured notes (Note 11).  The Company valued the shares at $.50 per share in accordance with the terms of the subscription agreements.  The Company recorded the $46,490 and $16,450 aggregate valuations as original issue discounts and accounted for the excess of the valuation over the par value of the shares as additional paid-in capital.
Additionally, the Company issued to the placement agent 39,300 and 26,000 shares, respectively, valued at $.50 per share as partial compensation for facilitating a placement.

Since the Company's inception in April 1997, common stock has been issued at prices ranging from
$.0001 to $.05 per share through October 31, 1997, and $1.00 per share subsequently.  In October
1997, 100,000 shares were issued at $.0001 per share for services rendered.  The Company recognized the difference, $4,990, between the market value at the time of issuance ($.05) and the actual stock price paid ($.0001) as franchise development costs.

During the year ended December 31, 1998, the Company issued 473,350 shares as compensation for services rendered by various employees, consultants and professionals.  The Company in recording the compensation valued the shares at $.50 per share.  Total compensation related to those share issuances amounted to $236,675.  The excess of the valuation over the par value has been recorded as an increase in additional paid in capital.

Other services provided to the Company affecting stockholders' equity during the period April 26,
1997 through December 31, 1999, include the following:  attorneys' fees in the amount of $14,543 directly related to the offering of common stock are accounted for as a reduction of the proceeds from the sale (a reduction of additional paid-in capital) and compensation expense recognized for services provided by an officer of the Company and foregone, in the amount of $41,667 and accounted for as an increase in additional paid in capital.

The Company, at December 31, 1999, has reserved 1,350,000 shares of common stock for issuance relating to unexpired options.


NOTE 14:       STOCK OPTIONS

During the year ended December 31, 1998, the Company entered into option agreements with key management personnel, consultants and franchisees.  The Agreements grant options to purchase an aggregate 845,000 shares of common stock.  The options on 365,000 shares vest and are exercisable at various dates from September 1, 1999 to November 9, 2000.  Options on 200,000 shares vest on the later of various dates from January 1, 1999 to March 20, 1999, or the achievement of certain sales goals.  The options are exercisable from three to four years from the date of grant, and are contingent upon each individual's continuing association with the Company at the date of exercise.

                                                  AMERICAN KIOSK CORPORATION
                                                (A Development Stage Company)
                                              NOTES TO THE FINANCIAL STATEMENTS

NOTE 14:       STOCK OPTIONS (CONTINUED)

Options on 180,000 shares, granted to a consulting company, vest on various dates from February
24, 1999 to November 24, 1999 as services are rendered.

Options may be exercised at various prices ranging from $1.00 to $4.00 per share.

Options on 50,000 shares were granted to a marketing and communications company.  The options are exercisable at $1.50 per share, are fully vested and expire May 31, 2000.

Options on 50,000 shares were granted to an area representative as part of their agreement.  The options are exercisable at $1.59 per share.  The options expire on December 31, 2002 and vest as follows:

          1. 25,000 shares upon payment of $79,900 ($39,950 paid at December 31, 1999).

          2.   25,000 shares when the Company has received from the area representative deposits for ten franchises.

During 1999, 785,000 options granted in 1998 expired or were cancelled by the Company.

During the year ended December 31, 1999, the Company entered into option Agreements with key management personnel, employees and consultants.  The Agreements grant options to purchase an aggregate 1,290,000 shares of common stock.  The options are exercisable at various prices ranging from $0.53 to $0.66 per share, are fully vested and expire at various dates from September 28, 2002 to September 28, 2009.

The following table summarizes stock option activity for the years ended December 31,

                                                           Price Per Share                 Weighted Average
                                     Shares                     Range                       Exercise Price


Balance, January 1, 1998                                   $          $                   $

Granted                              845,000             1.00 -        4.00                1.48

Balance, December 31, 1998           845,000                                               1.48

Granted                            1,290,000             0.53 -         .66                 .55

Cancelled or Expired                (785,000)            1.00 -        4.00                1.46

Balance, December 31, 1999         1,350,000       $      .53 -       $1.59                $.59

                                                  AMERICAN KIOSK CORPORATION
                                                (A Development Stage Company)
                                              NOTES TO THE FINANCIAL STATEMENTS

NOTE 14:      STOCK OPTIONS (CONTINUED)

The Company applied APB 25 and related interpretations in accounting for the options issued to employees.  Accordingly, no compensation cost has been recognized in the results of operations.
Had the Company recorded a charge for the fair value of options granted consistent with SFAS No.
123, the net loss for the years ended December 31, 1999 and 1998 and the period from April 26,
1997 to December 31, 1999, would have been increased by approximately $40,000, $128,000 and
$168,000, respectively.  The impact of this charge on the basic net loss per weighted common share would have been $.01, $.04 and $.05, respectively for the years ended December 31, 1999 and 1998 and the period from April 26, 1997 to December 31, 1999, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black   Scholes
option pricing model, with the following weighted average assumptions:

                                                       1999          1998

          Risk-Free Interest Rat      e                 6.5%          5.7 %
          Expected Option Lives                    3 to 10 Years   1 to 4 Years
          Expected Volatility                             8%           29 %
          Expected Dividend Yields                        0%            0 %


The following summarizes information about stock options outstanding at December 31, 1999:

                                         Options Outstanding
                                   Number    Weighted Average
          Exercise Price           Outstanding       Remaining Life

               $0.53                1,065,000          4.2
                0.66                  225,000          9.8
                1.00                   10,000          1.7
                1.59                   50,000          3.0
                                    1,350,000          5.1

All options are currently exercisable.


NOTE 15:       RESEARCH AND DEVELOPMENT COSTS

Research and development costs related to both future and present projects are charged to operations as incurred.  The Company recognized $310,086, $113,135 and $423,221 of research and development costs for the years ended December 31, 1999 and 1998, and the period from April 26,
1997 to December 31, 1999, respectively.

                                                  AMERICAN KIOSK CORPORATION
                                                 (A Development Stage Company)
                                                NOTES TO THE FINANCIAL STATEMENTS

NOTE 16:   INCOME TAXES

The deficit accumulated during the development stage (inception through December 31, 1999) of approximately $3,482,000 will be capitalized for income tax purposes as accumulated start-up costs, and is to be amortized over a sixty-month period beginning upon commencement of operations.  The
Company has recorded a valuation allowance of approximately $1,309,000 with respect to any future tax benefits arising from the amortization of the development costs due to the uncertainty of their ultimate realization.  The net increase in the valuation allowance was $923,000 for 1999.


NOTE 17:       GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $3,482,397 during the period from April 26, 1997 (inception) to December 31, 1999, and as of that date, the
Company's total liabilities exceeded its total assets by $2,174,609.  Those factors create an uncertainty about the Company's ability to continue as a going concern.  Management of the
Company is considering plans to obtain financing through issuance of debt, stock or the acquisition of or merger with an operating company (Note 18).  The ability of the Company to continue as a going concern is dependent on their ability to continue to obtain financing and the successful implementation of management's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 18:  SUBSEQUENT EVENTS

Acquisition of Assets

In January 2000 the Company acquired certain assets of Zero's Mr. Submarine, Inc. ("Zero's"), a franchiser of hot submarine sandwich restaurants, for 1,500,000 shares of the Company's common stock.  The acquisition will be accounted for as a purchase, and accordingly, the operations of the acquired assets will be included in the Company's consolidated operating results from the acquisition date.  The cost of the acquisition is approximately $750,000 and will be allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed.  Any excess of the purchase price over the estimated fair value of the acquired assets, which is estimated to be approximately $690,000, will be recorded as goodwill and amortized over 15 years.  The purchase allocations will include virtually all of the assets and intellectual property of Zero's, including: equipment, leased equipment, leased real estate, contracts, franchise agreements, intangibles and know how.  Zero's had sales of $784,890 and a net loss of
$219,933 for the year ended December 31, 1999.

                                                  AMERICAN KIOSK CORPORATION
                                                (A Development Stage Company)
                                              NOTES TO THE FINANCIAL STATEMENTS

NOTE 18:  SUBSEQUENT EVENTS (CONTINUED)

In addition, the Company entered into consulting agreements with Zero's three principals for a five year term from the acquisition date.  Each is to receive $375,000 over the term of the agreements.  The compensation may be foregone and replaced with the number of shares of the
Company's common stock that could be purchased at a discount of 25% of the fair market value.
Each was also granted 167,000 options to purchase shares of the Company's common stock at exercise prices ranging from $1.00 to $3.00.  Vesting in the options range from the issuance date to two years after such date and expire five years from the issuance date.  Also, each has entered into agreements not to compete for a period of two years from the date of termination of their employment.

Since the Zero's acquisition, the Company has determined that its principal focus is on the Zero's concept as opposed to the pizza kiosk concept.  As such, the Company is considering suspending or otherwise disposing of all or a portion of the pizza kiosk concept.  Accordingly, the Company has reviewed the assets comprising the pizza kiosk concept and has determined that the carrying amount of the assets may not be recoverable.  Consequently, the related assets have been reduced to zero at December 31, 1999 (Note 2).

12.5% Secured Notes

Subsequent to December 31, 1999, the Company increased the placement of Second Bridge Loan
Units to twenty units aggregating $1,000,000 in Second Bridge Loan Notes and 80,000 shares of common stock.  The termination date of the Placement was extended to the earlier of the
Placement of all units or June 30, 2000.  Subsequent to December 31, 1999, the Company placed an additional 8.46 Second Bridge Loan Units (Note 11), comprised of $423,000 of Second
Bridge Loan Notes and 33,840 shares of common stock.  The subsequent Placement resulted in a total of 15.78 Second Bridge Loan Units sold to March 30, 1999, aggregating $789,000 of
Second Bridge Loan Notes and 63,120 shares of common stock.

Stock Options   Non-Employees

Subsequent to December 31, 1999, the Company cancelled options on 50,000 shares of common stock.  On January 4, 2000, the Company granted options for the purchase of 75,000 shares of the
Company's common stock at exercise prices ranging from $.63 to $1.12 per share.  The options expire January 4, 2003.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



  (The remainder of this page has been intentionally left blank)

                             PART III







ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a)

Officers and Directors

Name                          Age       Position

Richard J. Michael            63        Chairman of the Board, President and Chief
                                        Executive Officer and Director

Larry E. Graybill             57        Vice President, CFO and Director

Ronald L. McDonald            53        Director

Randall S. Appel              54        Director

Philip L. Arvidson            62        Director

Gene T. Schmidt               54        Nominee for Director

Martin A. Palacios            52        Nominee for Director

Colin Wright                  54        Nominee for Director

     RICHARD J. MICHAEL has served as the Chairman of the Board, President, Chief
Executive Officer and a director of the Company since its inception.  Prior to founding the
Company, Mr. Michael was Director of Distributor Relations of Toppers Brick Oven Pizza,
Inc. from December 1995 to August 1997.  From May 1995 to December 1995, Mr. Michael
was a private investor.  From May 1994 to August 1995, Mr. Michael was an account representative for Corporate Relations Group, where he was involved in promotions to food related companies. From 1992 to 1994, Mr. Michael was Marketing Director of Adelaide
Holdings, Inc., a distributor of national and international food products.

     LARRY E. GRAYBILL has served as Vice President and Chief Financial Officer of the Company since June 1998 and a director of the Company since November 1998.  From
July 1990 until June 1998, Mr. Graybill served as Chief Financial Officer of Austin's
International, Inc., a public company engaged in the restaurant business whose operating subsidiary filed for bankruptcy protection under Chapter 11 in July 1997.  Mr. Graybill received his diploma from The Southwestern Graduate School of Banking at Southern
Methodist University in 1974.

     RONALD L. McDONALD has been a director of the Company since December 30,
1998.  Mr. McDonald has owned and operated a number of restaurant operations and chains over the past 30 years and since January, 1984 has been serving as a consultant to the food industry.  He is the author of a number of food industry materials, including The Complete
Hamburger, the Ronald L. McDonald McBarbecue Book and Ronald L. McDonald's Franchise
Buyer and Supply Guide.  Since 1987 he has also been a real estate broker, mortgage broker and a certified general contractor through wholly-owned companies.

     RANDALL S. APPEL has served as a director of the Company since November 1998.
Mr. Appel has over 14 years of financial planning and broker-dealer experience.  Since March
1987, Mr. Appel has been the President of Appel Financial Planning, Ltd., an investment services firm.  Since August 1994, he has also been the sole officer, director, shareholder, and compliance officer of Strategic Assets Inc., a NASD registered broker-dealer.  See
"RELATED TRANSACTIONS."  From July 1990 to May 1995, Mr. Appel was a principal and registered representative of Ameriprop, Inc., a NASD registered broker-dealer firm.

     PHILIP L. ARVIDSON has served as a director of the Company since December
1998. Mr. Arvidson has served in various positions with the Pepsi-Cola Bottling Company since January 1981 including serving as its President since 1995 until his retirement in June
1998.  Mr. Arvidson will continue to serve as President Emeritus to gain and promote Pepsi business.  Prior to joining Pepsi-Cola, Mr. Arvidson was with General Cinema Corporation.

     GENE T. SCHMIDT is a nominee for director of the Company.  Upon completion of the acquisition of Zeros he and Mr. Palacios will be elected to the Board of Directors (see
"THE COMPANY - Acquisition of Zero's Mr. Submarine, Inc."  Mr. Schmidt is the founder of the original Zero's Mr. Submarine concept restaurant in 1967 and has been employed by
X.S. Inc. dba Zero's Mr. Submarine, an affiliate of Zeros which owns 6 independent Zeros
Mr. Submarine sandwich restaurants in Virginia, since that time.  He has served as Chairman of The Board of Zeros since its formation in 1989 and is responsible for operations at the restaurants owned by X.S. Inc. and the restaurants franchised through Zeros.  Mr. Schmidt received his B.A. degree from East Carolina University in 1966.

     MARTIN A. PALACIOS is a nominee for director of the Company.  Upon completion of the acquisition of Zeros he and Mr. Schmidt will be elected to the Board of
Directors (see "THE COMPANY - Acquisition of Zero's Mr. Submarine, Inc.")    Mr.
Palacios was employed by X.S. Inc. dba Zero's Mr. Submarine, an affiliate of Zeros which owns 6 independent Zeros Mr. Submarine sandwich hops in Virginia, from 1971 through 1989 when Zeros was formed and began selling franchises.  He has served as President of Zeros since 1989  and has directed Zeros franchise sales and development program leading to the sale of 55 Zeros franchises.  In 1997, Mr. Palacios became Chief Executive Officer of Zeros.  Mr.
Palacios attended San Jose City College.

     COLIN WRIGHT has been nominated for election to the Board of Directors at the next annual meeting of stockholders.  From 1980 to 1999, Mr. Wright served as President of
PGA Resorts Company, a company engaged in the operation and development of golf and tennis resorts and spas.  Mr. Wright currently heads The National Golf Company, which also develops and operates golf resorts nationally and internationally, and is currently a member of the Florida Commission on Tourism, represents the State of Florida on the White House
Tourism Delegation and is Vice Chairman of the Palm Beach County Tourist Development
Council  Mr. Wright received his B.A. degree in Business and Hotel Management from the
University of London in 1968.

Compliance with Section 16(a) of the Exchange Act.

     The following individuals failed to file either a Form 4, Statement of Changes of
Beneficial Ownership of Securities, or Form 5, Annual Statement of Beneficial Ownership of
Securities disclosing either the sale of certain securities held by such individual or the issuance to such individual of additional Company securities:

     Richard Michael failed to file a Form 4 or 5 with respect to the cancellation of options to purchase an aggregate of 200,000 shares of common stock and the reissuance to him of an option to purchase 250,000 shares of common stock at $.53 per share on September 28, 1999.

     Larry Graybill failed to file a Form 4 or 5 with respect to to the cancellation of options to purchase an aggregate of 125,000 shares of common stock and the reissuance to him of an option to purchase 175,000 shares of common stock at $.53 per share on September 28, 1999.

     Randall S. Appel failed to file a Form 4 or 5 with respect to the cancellation of options to purchase an aggregate of 50,000 shares of common stock, the reissuance to Mr. Appel of an option to purchase 100,000 at $.53 per share and the issuance to him of an option to purchase an aggregate of 400,000 shares of common stock at exercise prices ranging from $.53 per to
$.66 per share on September 28, 1999 and the issuance to Marand Holdings, LLC, a company controlled by Mr. Appel, of 53,290 shares of common stock.

     Ronald McDonald failed to file a Form 4 or 5 with respect to the cancellation of options to purchase an aggregate of 100,000 shares of common stock and the reissuance to him of an option to purchase 100,000 shares of common stock at $.53 per share on September 28, 1999 and the issuance of an option to purchase 50,000 shares of common stock at $.53 per share on
September 28, 1999.

     Phillip Arvidson failed to file a Form 4 or 5 with respect to the cancellation of options to purchase an aggregate of 50,000 shares of common stock and the reissuance issuance to him of an option to purchase 100,000 shares of common stock at $.53 per share on September 28,
1999.

ITEM 10.  EXECUTIVE COMPENSATION.

     (a) Summary Compensation Table:

     The following table sets forth information concerning compensation paid for services rendered in all capacities awarded to, earned by or paid to Richard J. Michael, the Company's
President and Chief Executive Officer, in the years ended December 31, 1998 and 1999.  No other executive officers of the Company received compensation of $100,000 or more in 1998 or 1999.

                    SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation

                                      Annual Compensation                       Awards
                                                                    Other       Securities
                                                                    Annual      Underlying
Name and Principal             Fiscal                              Compen-     Options/
Position                        Year   Salary($)   Bonus($)      sation($)      SARs(#)

Richard J. Michael             1998   $  60,000     $   0              $10,000      150,000
President and                  1999   $ 120,000     $   0              $10,000      250,000
Chief Executive Officer

    The $10,000 "Other Annual Compensation" represents the approximate amount of lease payments paid by the Company for a vehicle provided to Mr. Michael. The option to purchase
150,000 shares of common stock issued in 1998 was cancelled in 1999. See "Report on Repricing of Options/SARS" below.

    (b) Options/SAR Grants in Last Fiscal Year.


                             Number of           % of Total
                            Securities          Options/SARs
Name and                    underlying           Granted to       Exercise or
Principal Position         Options/SARs         Employees in      Base Price
                            Granted (#)          Fiscal Year       ($/Sh)           Expiration Date

Richard J. Michael            250,000               22.2%           $.53              9/28/02

    On September 28, 1999, the Company cancelled options granted to Mr. Michael to purchase 150,000 shares of common stock at $1.10 per share and and 50,000 shares at $1.17 and reissued him options to purchase 250,000 shares of common stock at $.53 per share.

    (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value:

    No options were exercised in 1999 and the Company has never issued an SAR.

    The following table sets forth information concerning the number of unexercised options, and the value of such unexercised options, for each of the executive officers named in the
Summary Compensation Table.

                 Aggregated Option/SAR Exercised
                  In Last fiscal Year and Fiscal
                    Year-End Option/SAR Values


                                              Number of Secuirites
                    Shares         Value     Underlying Unexercised        Value of Unexercise In-
                  Acquired on    Realized     Options/SARs at Fiscal      the-money Options/SARs
Name             Exercise (#)       ($)            Year-End (#)            at Fiscal Year-End ($)

                                                 Exercisable/              Exercisable/
                                                Unexercisable             Unexercisable

Richard J. Michael   -0-            -0-        250,000 (exercisable)          $ -0-
                                               -0-    (unexercisable)         $ -0-

    As at December 31, 1999, none of Mr. Michael's stock options were in-the-money.

    (e) Compensation of Directors:

    During the fiscal years ended December 31, 1998 and 1999, no director of the Company received any compensation for any services provided in such capacity. Directors of the Company are reimbursed for expenses incurred by them in connection with their activities on behalf of the
Company.

    (f) Employment Contracts and Termination of Employment, and Change in Control
        Arrangements:

  On October 1, 1998, the Company entered into an employment agreement with Richard
Michael which expired on June 30, 1999. Under such agreement, Richard Michael served as
President and Chief Executive Officer of the Company and provided the Company with all of his business and professional services. Under the agreement, the Company paid Mr. Michael a base salary of $120,000 per annum and was eligible to receive an incentive bonus based upon the profitability of the Company, as determined by the Board of Directors. Mr. Michael was also granted options for 150,000 shares of the Company's common stock under his employment agreement. See "Repricing of Stock Options" below.  Mr. Michael continues to be compensated under the terms of his expired contract.

  On October 1, 1998, the Company entered into an employment agreement with Larry E.
Graybill which expired on June 30, 1999. Under such agreement, Mr. Graybill served as Vice
President and Chief Financial Officer of the Company and provided the Company with all of his business and professional services. Under the agreement, the Company paid Mr. Graybill a base salary of $75,000 per annum and was eligible to receive an incentive bonus based upon the profitability of the Company, as determined by the Board of Directors. Mr. Graybill was also granted options for 75,000 shares under his employment agreement. See "Repricing of Stock
Options" below. Mr. Graybill received 32,750 shares of the Company's Common Stock in lieu of cash compensation for his services from June 21, 1998 through September 21, 1998. Mr.
Graybill continues to be compensated under the terms of his expired contract.

  On October 1, 1998, the Company entered into an agreement with Ronald McDonald. This agreement expired September 30, 1999. Under that agreement, Mr. McDonald served as the
Company's Vice President of Business and Product Development. Mr. McDonald received a base monthly fee of $4,000. In addition, Mr. McDonald received 50,000 shares of the Company restricted common stock as of October 1, 1998, pursuant to the Employment Agreement. Mr.
McDonald also received options to purchase 100,000 shares of the Company's common stock at
$1.50 per share. See "Repricing of Stock Options" below.

  Each Employment Agreement contains an agreement of the employee not to directly start up or own any entity engaged in a business substantially similar to that of the Company or in direct competition with the Company for two years after termination of his employment with the
Company. The Employment Agreements, however, do not prevent the employees from becoming employed by another company already in business.

  On December 8, 1999, subject to the approval of the stockholders of Zero's of the terms of the terms of the acquisition by the Company of certain of Zero's assets, the Company agreed to enter into consulting agreements with each of the three principals of Zeros, Eugene Schmidt,
Martin Palacios (who are both nominees for director of the Company), and John Schmidt whereby the Company will pay them $75,000 per year for the next five years payable upon closing and on each anniversary thereafter; with the exception of Eugene Schmidt who will receive $100,000 upon closing, $100,000 ninety (90) days thereafter, $75,000 on the first one year anniversary,
$75,000 on the second anniversary and $25,000 on the third anniversary.

  Messrs. Gene Schmidt, Martin Palacios and John Schmidt have the right to forego their cash compensation and receive that number of shares of the common stock in the Company that could be purchased at a discount of 25% of the fair market value of the stock as determined by the public market place on the date said payment is to be made.

  (g) Report on Repricing of Options/SARS:

  On September 28, 1999, the Company cancelled an option granted Mr. Michael to purchase 150,000 shares of common stock at $1.10 per share and an option to purchase 50,000 shares at $1.17 per share and reissued him an option to purchase 250,000 shares of common stock at $0.53 per share, the fair market price on the date of grant. All of these options have vested.

  On the same day the Company also cancelled options to purchase an aggregate of 350,000 shares of common stock at exercise prices ranging from $1.00 per share to $1.50 per share and reissued options to purchase an aggregate of 525,000 shares of common stock at $.53 per share.
All of these options are vested.

  (The remainder of this page has been intentionally left blank)




ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

  The following table identifies each person or entity known to the Corporation to be the beneficial owner of more than five percent of the Corporation's Common Stock on April 18, 2000, each director of the Corporation and all the directors and officers of the Company as a group, and sets forth the number of shares of the Company's Common Stock beneficially owned by each such person and such group and the percentage of the shares of the Company's outstanding Common
Stock owned by each such person and such group.  In all cases, the named person has sole voting power and sole investment power of the securities.

                                       Number of Shares
                                        of Common Stock        Percentage of
Name and Address of                     of the Company          Outstanding
 Beneficial Owner  (1)                Beneficially Owned(2)    Common Stock Owned

Richard J. Michael(2)(3)                   1,153,000               18.8%

James Hightower                              950,000               16.1%
602 N.W. Avens Street
Port St. Lucie, FL  34983

Larry E. Graybill(2)(4)                      207,750                3.4%

Randall S. Appel(5)                          611,700                9.6%
445 Broad Hollow Road
Suite 425
Melville, NY  11747

Philip L. Arvidson(6)                        118,000                2.0%
4 Tarrington Cr.
Palm Beach Gardens, FL 33418

Ronald L. McDonald(7)                        200,000                3.3%
4302 Middle Lake
Tampa, FL  33624

Gene T. Schmidt(8)                           648,167               10.9%
2106 Pacific Avenue
Virginia Beach, VA  23451

Martin A. Palacios(9)                        648,166               10.9%
2106 Pacific Avenue
Virginia Beach, VA  23451

                                         Number of Shares
                                          of Common Stock       Percentage of
Name and Address of                       of the Company         Outstanding
 Beneficial Owner  (1)                 Beneficially Owned(2)    Common Stock Owned

Colin Wright(10)                             62,000                  1.0%
1000 Avenue of the Champions
Palm Beach Gardens, FL 33418

Zero's Mr. Submarine, Inc.(11)            1,500,000                 25.5%
2106 Pacific Avenue
Virginia Beach, VA  23451

All officers, Directors and nominees      3,537,450                 49.7%
for Director as a Group (8 persons)(3)(4)(5)(6)
                                (7)(8)(9)(10)
_______________________

     (1)  As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the
     Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.  Does not include the conversion by Investors of any of the Notes.

     (2)  The address of these stockholders are 4400 PGA Boulevard, Suite 500, Palm Beach Gardens, FL  33410.

     (3)  Includes options to purchase 250,000 shares at $.53, all of which are fully vested.

     (4)  Includes options to purchase 175,000 shares of common stock at $.53 per share, all of which are fully vested.

     (5)  Includes 111,700 shares of common stock held by Marand Holding, LLC, a company wholly-owned by Mr.
     Appel and includes shares issuable upon completion of the Company's current private placement of securities.
     Does not include any additional shares of common stock which may be issuable to Mr. Appel as additional compensation for any Units sold by him in such offering.  Also includes options to purchase 500,000 shares of common stock at prices ranging from $.53 per share to $.66 per share, all of which are fully vested.

     (6)  Includes an option to purchase 100,000 shares of common stock at $.53 per share, all of which are fully vested.

     (7)  Includes 50,000 shares of common stock issued pursuant to Mr. McDonald's employment with the Company and a 3-year option to purchase 100,000 shares of common stock at $.53 per share and a 3-year option to purchase 50,000 shares at $.53 per share, all of which are fully vested.

     (8)  Represents Mr. Schmidt's indirect ownership of Company common stock through his ownership of 1,175,000 shares of Zero's common stock but not including the exercise of any outstanding option to purchase shares of Zero's common stock held by others.  If all Zeros options were exercised, Mr. Schmidt would have an indirect beneficial interest in 501,000 shares of Company common stock, or 8.5% after the Maximum.  Also includes an option to purchase an aggregate of 55,667 shares of common stock at $1.00 per share.  Does not include options to purchase 55,667 shares at $2.00 per share or 55,666 shares at $3.00 per share, which options have not vested, or the indirect interest of approximately 226,500 shares, or 3.8% after the Maximum
     (or 192,000 shares, or 3.2% after the Maximum if all Zeros options were exercised) held by Mr. Schmidt's brother and which shares Mr. Schmidt has disclaimed all beneficial ownership.

     (9)  Represents Mr. Palacios' indirect ownership of Company common stock through his ownership of 1,175,000 shares of Zero's common stock but not including the exercise of any outstanding option to purchase shares of Zero's common stock held by others.  If all Zeros options were exercised, Mr. Palacios would have an indirect beneficial interest in 501,000 shares of Company common stock, or 8.5% after the Maximum. Also includes an option to purchase an aggregate of 55,666 shares of common stock at $1.00 per share Does not include options to purchase 55,667 shares at $2.00 per share or 55,667 shares at $3.00 per share, which options have not vested.

     (10) Does not include 2,000 shares held by Mr. Wright's children which Mr. Wright has disclaimed beneficial ownership of.  Includes a 3-year option to purchase 50,000 shares at $.53 per share, all of which are fully vested.

     (11) Eugene T. Schmidt and Martin Palacios, along with Mr. Schmidt's brother, John Schmidt, are the principal stockholders of Zero's Mr. Submarine, Inc. and the sole directors of the company and, therefore, are in a position to vote all of the shares of Company common stock held by Zeros.

     Other than as set forth above, the Corporation is not aware of any other shareholders who beneficially own, individually or as a group, 5% or more of the outstanding shares of Common
Stock of the Corporation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March, 1999, the Company sold a Pizza Place franchise to USA Foods, Inc., a corporation owned by Michael Morgan and Arthur Scott. At the time of the sale, Michael Morgan was the Company's Franchise Sales Manager and a Director of the Company. Also, at that time,
Mr. Scott was the Company's Director of Operations. USA Foods began operating the unit in
March, 1999. In November, 1998 USA Foods entered into an Area Representative Agreement with the Company giving USA Foods exclusive rights to sell franchises in Alabama, Mississippi,
Louisiana, Arkansas, Tennessee, and portions of Florida. The terms of the Area Representative
Agreement required USA Foods to pay $65,000 for the initial franchise unit. The Company loaned
USA Foods the $65,000. On May 3, 1999, the Company acquired the unit from USA Foods for
$18,677 in cash and the assumption of approximately $14,000 of liabilities. In addition, the
Company forgave all other amounts owed by USA Foods for the purchase price of the initial unit, and cancelled the franchise for that unit. Under the Area Representative Agreement, USA Foods was to have purchased a second franchise unit. The Company and USA Foods do not intend to consummate this purchase. The Company has cancelled the Area Representative Agreement.

     The Company has an arrangement with a Florida based Pepsi Cola bottler under which the
Pepsi Cola bottler will provide advertising and promotional assistance in return for the Company's agreement to use Pepsi Cola products in its operating units. This agreement has not been reduced to writing. Philip Arvidson, an officer and shareholder of the Pepsi Cola bottler is a director of the Company. To date, the Company has received advertising and promotional support from this organization, but, as the Company has no operating units in that organization's geographic area, the Company and the Company's franchisees have not provided any revenue to the Pepsi Cola bottler.

     Randall S. Appel, a director of the Company, is also the principal of Strategic Assets Inc., a NASD registered broker-dealer, which has been raising funds for the Company since 1998 and which has raised an aggregate of $3,084,000 in three private placements of securities.  Strategic
Assets Inc. has received sales commissions and fees equaling 10% of amount raised in such offerings, plus investment banking fees equaling $45,000 and an aggregate of 75,000 shares of the
Company's common stock, which has been assigned to Marand Holdings, LLC, a company controlled by Mr. Appel.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

Number    Description of Exhibit

 2.1      Asset Purchase Agreement, dated December 8, 1999, by and among the Registrant,
          Zero's Mr. Submarine, Inc., X.S., Inc., Eugene T. Schmidt, Martin Palacios and
          John Schmidt.(1)

 3.1      Certificate of Incorporation of the Corporation.(2)

 3.2      By-Laws of the Corporation.(2)

 4.1      Form of 12% Senior Secured Notes.(2)

 4.2      Form of 11% Senior Secured Notes.(2)

4.3       Form of 12.5% Senior Secured Notes.

10.1      License Agreement, dated August 11, 1997 with Toppers Brick Oven Pizza, Inc.(2)

10.2      Amendment to License Agreement with Toppers Brick Oven Pizza, Inc. dated
          April 15, 1999.(2)

10.3      Form of Pizza Place Franchise Agreement.(2)

10.4      Employment Agreement between the Company and Richard Michael.(2)

10.5      Employment Agreement between the Company and Larry Graybill.(2)

Number    Description of Exhibit

10.6      Employment Agreement between the Company and Ronald McDonald.(2)

10.7      Area Representative Agreement with USA Foods, Inc.(2)

10.8      Promissory Notes and Stock Pledge Agreement relating to $50,000 loans from the
          Company to Michael Morgan and Arthur Scott.(2)

10.9      Form of Zeros Mr. Submarine Franchise Agreement, with addendum.

10.10     Form of Franchise Offering Circular of Zeros Mr. Submarine, Inc., with Supplement.

10.11     Consulting Agreement between the Company and Eugene T. Schmidt.

10.12     Consulting Agreement between the Company and Martin Palacios

10.13     Consulting Agreement between the Company and John Schmidt.

10.14     Amendment to Consulting Agreement between the Company and Eugene T.
          Schmidt.

10.15     Amendment to Consulting Agreement between the Company and Martin Palacios.

10.16     Amendment to Consulting Agreement between the Company and John Schmidt.

21        Subsidiaries of the Company.

27        Financial Data Schedule (included in EDGAR Filing Only).

---------------
(1)  Incorporated by reference, filed as an exhibit to the Company's Current Report on Form
     8-K and filed with the Securities and Exchange Commission on January 31, 2000.

(2)  Incorporated by reference, filed as an exhibit to the Company's Registration Statement on
     Form 10-SB as filed with the Securities and Exchange Commission on May 14, 1999.

B.   Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on January 28, 2000 with respect to the acquisition of the assets of Zero's Mr. Submarine, Inc.  The pro forma financial statements of the
Company will be filed by an amendment to the Form 8-K.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 20, 2000         AMERICAN KIOSK CORPORATION



                              By:S/S RICHARD J. MICHAEL
                              Richard J. Michael, Chief Executive Officer

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated


     Signatures               Title                         Date



S/S RICHARD J. MICHAEL        Chief Executive Officer       April 20, 2000
Richard J. Michael            and Director


S/S LARRY E. GRAYBILL         Chief Financial Officer       April 20, 2000
Larry E. Graybill             and Director


S/S RANDALL S. APPEL          Director                      April 20, 2000
Randall S. Appel