Form 10QSB
period 2000-03-31
AMERICAN KIOSK CORP /FL
filed 2000-05-22
CIK 1047533




                              U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC  20549

                                              FORM 10-QSB

   (Mark One)
[    x      ]   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               		SECURITIES EXCHANGE ACT OF 1934
              			For the quarter ended March 31, 2000

[            ]  	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
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

                             4400 PGA Blvd., Suite 500, Palm Beach Gardens, FL  33410+
                                         (Address of Principal Executive Office)

                                                 (561) 627-9002
                                           (Issuer's Telephone Number)

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

                                               APPLICABLE ONLY TO CORPORATE ISSUERS

  	State the number of shares outstanding of each of the Issuer's classes of common Equity, as of the latest practical date:

        Common stock       $ .0001 par value        5,782,180 shares outstanding as of 5/14/00

                           	Transitional Small Business Disclosure Format  (check one)    Yes ___X____    No ______

                                              AMERICAN KIOSK CORPORATION


                                                          INDEX


		                                                                 		Page(s)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

		Condensed Balance Sheet - As of
		March 31, 2000 and December, 31 1999			                               3

		Condensed Statements of Changes
		In Shareholder's Equity - For the
		Period from December 31, 1999 through
		March 31, 2000						                                                  4

		Condensed Statements of Operations -
		For the 3 months ended March 31, 2000
 	And March 31, 1999		                                                  5

		Condensed Statements of Cash Flows -
		For the 3 months ended March 31, 2000			                              6
		And March 31, 1999

		Notes to Condensed Financial Statements			                            7


Item 2.	Management's Discussion and Analysis				                        8

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.	  			                         9








                                           AMERICAN KIOSK CORPORATION
                                         Condensed Balance Sheet as of
                                      March 31, 2000 and December 31, 1999







                                                                         YEAR END

                                                        3/31/00          12/31/99
***********************************************************************************
                                                       (UNAUDITED)       (AUDITED)


                          ASSETS

CURRENT ASSETS:

   CASH AND EQUIVALENTS                                 $79,822          $141,391
   ACCOUNTS RECEIVABLE                                   $9,447                $0
   INVENTORIES                                               $0                $0
   DEPOSITS & OTHER CURRENT ASSETS                      $63,689           $78,649
   DEFERRED LOAN COSTS                                 $123,060          $123,060
        TOTAL CURRENT ASSETS                           $276,018          $343,100

PROPERTY & EQUIPMENT                                    $91,843           $44,046
NOTE RECEIVABLE                                        $130,256           $57,720
OTHER ASSETS                                           $143,627           $96,277
GOODWILL                                               $646,473                $0

TOTAL ASSETS                                         $1,288,217          $541,143

   LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   ACCOUNTS PAYABLE & ACCRUALS                         $309,533          $327,431
   CONVERTIBLE NOTES PAYABLE                           $784,983          $451,360

TOTAL CURRENT LIABILITIES                            $1,094,516          $778,791

NOTES PAYABLE - 30 MONTH                             $1,936,961        $1,936,961

TOTAL LIABILITIES                                    $3,031,477        $2,715,752

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $.0001 PAR                                $578              $428
   ADDITIONAL PAID-IN-CAPITAL                        $2,057,210        $1,307,360
   ACCUMULATED DEFICIT                              ($3,801,048)      ($3,482,397)

TOTAL SHAREHOLDERS' EQUITY                          ($1,743,260)      ($2,174,609)

TOTAL LIABILITIES AND EQUITY                         $1,288,217          $541,143




                                    AMERICAN KIOSK CORPORATION
                     Condensed Statement of Changes in Shareholder's Equity
                             for the three months ended March 31, 2000
                                            (Unaudited)


                                                    COMMON      ADDITIONAL
                                                    STOCK        PAID-IN        ACCUMULATED   UNEARNED      SHRHLDR'S
                                        SHARES      AMOUNT       CAPITAL          DEFICIT   COMPENSATION      EQUITY
***********************************************************************************************************************

BALANCE DECEMBER 31, 1999              4,282,180     $428       $1,307,360      ($3,482,397)          $0   ($2,174,609)

PURCHASE OF ZERO'S MR. SUBMARINE INC   1,500,000     $150         $749,850                                    $750,000

NET LOSS                                                                         ($318,651)                  ($318,651)

BALANCE MARCH 31, 2000                 5,782,180     $578       $2,057,210      ($3,801,048)          $0   ($1,743,260)

















                                  AMERICAN KIOSK CORPORATION
                              Condensed Statement of Operations
                                          (Unaudited)

                                                        3 MO ENDED      3 MO ENDED
                                                          3/31/00        3/31/99
***********************************************************************************

REVENUES
  FRANCHISE FEES                                          $90,000
  ROYALTIES                                               $76,023
  OTHER                                                   $14,843         $9,799

TOTAL REVENUES                                           $180,866         $9,799

COST OF GOODS SOLD                                             $0       ($13,020)
FRANCHISE AND ROYALTY COMMISSIONS                        ($38,309)            $0

SELLING, GENERAL & ADMIN EXPENSES                       ($391,578)     ($357,125)

   LOSS FROM OPERATIONS                                 ($249,021)     ($360,346)

OTHER EXPENSES                                           ($69,630)      ($18,801)

   NET (LOSS)                                           ($318,651)     ($379,147)

BASIC AND DILUTED NET (LOSS) PER SHARE                    ($0.058)       ($0.091)

WEIGHTED AVERAGE SHARES OUTSTANDING                     5,530,117      4,167,663









                                    AMERICAN KIOSK CORPORATION
                                 Condensed Statement of Cash Flow
                                            (Unaudited)


                                                    3 MO ENDED        3 MO ENDED
                                                     3/31/00            3/31/99
***********************************************************************************

CASH USED IN OPERATING ACTIVITIES                   ($286,561)         ($665,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment            ($47,797)          ($94,602)
  Other                                                    $0                 $0

       Net cash used by investing activities         ($47,797)          ($94,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes Payable                                      $383,623           $825,400
  Proceeds from issuance of stock                          $0            $16,508
  Repayment of Notes Receivable                      ($50,000)                $0

  Net cash provided by financing activities          $333,623           $841,908

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    ($735)           $81,531
CASH AND CASH EQUIV, BEGINNING OF PERIOD              $80,557           $350,136

CASH AND CASH EQUIV, AT END OF PERIOD                 $79,822           $431,667






                                        AMERICAN KIOSK CORPORATION

                                       Notes to Financial Statements
                                                 (Unaudited)

Note 1 - Financial Statements

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and the cash flows for the 3 months ended March 31, 2000 and 1999.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999, and notes thereto contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000.  The results of operations for the three months ended March 31, 2000 are not necessarily indicative of operating results to be expected for the full fiscal year.

Note 2 - Notes Payable and Stock Issuance

During the three months ended March 31, 2000, the Company issued 1,500,000 shares of Common Stock (valued at
$.50 per share) related to the asset purchase of Zero's Mr. Submarine Inc.  The Company also received funding from the issuance of additional private placement units of 12.5% secured notes aggregating $383,623.











ITEM 2.		MANAGEMENT'S DISCUSSION AND ANALYSIS

BUSINESS

    The Company, incorporated in Delaware in May, 1997, has developed and implemented a national brand franchise system of stand alone, in-line and drive-thru retail outlets to deliver popular food products to consumers.  The Company initially focused primarily on brick oven pizza, however, since the recent asset purchase of Zero's Mr. Submarine Inc., the franchisor of a 55 unit hot submarine sandwich chain, located in Virginia Beach, VA, the Company has changed its focus and direction.  The Company now intends to focus its resources on the expansion and improvement of the Zero's chain.

   	The Company is currently engaged in the sale of franchises to operate fast food outlets from stand alone, in-line and drive-thru retail units.  The Company's outlets sell proprietary hot submarine sandwiches and other food products.

LIQUIDITY AND CAPITAL RESOURCES

    	The Company, during the last quarter, raised $383,623 from a private placement consisting of 12.5% secured notes, bringing the total raised under this plan to $749,623.

REVENUES

     Revenues for the three months ended March 31, 2000, were $180,866 as compared to $9,799 for the three months ended March 31, 1999.  This increase is attributable to the franchise fee and royalty fees generated from the recently acquired Zero's Mr. Submarine business.

COST OF GOODS / FRANCHISE FEE AND ROYALTY FEE COMMISSIONS

    	Franchise fee and royalty fee commissions for the three months ended March 31, 2000 were $38,309 as compared to cost of goods sold of $13,020 for the same period ending March 31, 1999. This increase was attributable to the increase in revenue generated through the acquisition of Zero's franchises, as well as the sale of a new franchise for the Zero's chain.

SELLING EXPENSES & ADMINISTRATIVE COSTS

    	Selling, General and Administrative costs for the three months ended  March 31, 2000 were $391,578  as compared to
$357,125 for the period ending March 31, 1999.  This slight increase is attributable to the payroll and other expenses generated from the purchase of Zero's Mr. Submarine, Inc., as well as additional spending in the period for advertising and promotion.

NET PROFIT/LOSS

	    The Company's net loss per share for the three months ended March 31, 2000 was 5.8 cents as compared to 9.1 cents per share for the three months ended March 31, 1999. This improvement in net loss is attributable to the increase in revenue generated from Zero's and also is affected by the addition of 1,500,000 shares resulting from the purchase of Zero's assets.





ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits.

          Exhibit No.	                Description

              *27		             Financial Data Schedule


*Filed as exhibit to this Report.


          b. Reports on Form 8-K.

          The Company filed a form 8-K with the Securities and Exchange Commission on January 31, 2000.  The filing covered the purchase of all the assets of Zero's Mr. Submarine Inc., a fast food franchise company located in Virginia
Beach, VA.

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







