Form 10QSB
period 2000-06-30
AMERICAN KIOSK CORP /FL
filed 2000-08-25
CIK 1047533


                 U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)
[    x      ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended _______June 30, 2000_____

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

                              Not Applicable
           (Former name, former address and former fiscal year,
                       if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filled by Section 13 or15 (d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing Yes     X          No ________

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

Common stock       $ .0001 par value        5,782,180 shares outstanding as of 8/14/00

     Transitional Small Business Disclosure Format  (check one)    Yes       X        No ______









Part  I:        FINANCIAL INFORMATION

ITEM  1.          FINANCIAL STATEMENTS

     The following unaudited financial statements and documents required by Item 310 ( b ) of Regulation
SB are attached hereto as Exhibits  "A - D":


          Condensed Balance Sheet   As of
          June 30, 2000 and December, 31 1999               Exhibit  A

          Condensed Statements of Changes
          In Shareholder s Equity   For the
          Period from December 31, 1999 through
          June 30, 2000                                     Exhibit  B

          Condensed Statements of Operations
          For the 3 months ended June 30, 2000
          And June 30, 1999 and, for the 6 months
          ended June 30, 2000 and June 30, 1999             Exhibit  C

          Condensed Statements of Cash Flows
          For the 6 months ended June 30, 2000              Exhibit  D
          And June 30, 1999

          Notes to Condensed Financial Statements









                                                                  EXHIBIT A

                        AMERICAN KIOSK CORPORATION

                       Condensed Balance Sheet as of
                    June 30, 2000 and December 31, 1999



                                                        YEAR END
                                      6/30/00           12/31/99
******************************************************************************************
                                       (UNAUDITED)       (AUDITED)


                    ASSETS

CURRENT ASSETS:
   CASH AND EQUIVALENTS                 $51,615          $141,391
   ACCOUNTS RECEIVABLE                  $38,091                $0
   INVENTORIES                               $0                $0
   DEPOSITS &  OTHER CURRENT ASSETS     $42,127           $78,649
   DEFERRED LOAN COSTS                 $123,060          $123,060

        TOTAL CURRENT ASSETS           $254,893          $343,100

PROPERTY & EQUIPMENT                    $92,311           $44,046
NOTE RECEIVABLE                        $129,805           $57,720
OTHER ASSETS                            $96,585           $96,277
GOODWILL                               $622,473                $0

        TOTAL ASSETS                 $1,196,067          $541,143

          LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE & ACCRUALS         $432,185          $327,431
   CONVERTIBLE NOTES PAYABLE           $809,623          $451,360
   DEFERRED FRANCHISE REVENUE                $0                $0

       TOTAL CURRENT LIABILITIES     $1,241,808          $778,791

NOTES PAYABLE - 30 MONTH             $1,936,961        $1,936,961

       TOTAL LIABILITIES             $3,178,769        $2,715,752

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $.0001 PAR                $578              $428
   ADDITIONAL PAID-IN-CAPITAL        $2,057,210        $1,307,360
   UNEARNED COMPENSATION                     $0                $0
   ACCUMULATED DEFICIT              ($4,040,490)      ($3,482,397)

TOTAL SHAREHOLDERS' EQUITY          ($1,982,702)      ($2,174,609)

TOTAL LIABILITIES AND EQUITY         $1,196,067          $541,143



                                                                  EXHIBIT B

                           AMERICAN KIOSK CORPORATION
          Condensed Statement of Changes in Shareholder's Equity
                  for the six months ended June 30, 2000
                                (Unaudited)



                                               COMMON           ADDITIONAL
                                                STOCK           PAID-IN     ACCUMULATED       UNEARNED    SHRHLDR'S
                                SHARES         AMOUNT           CAPITAL       DEFICIT       COMPENSATION   EQUITY



BALANCE DECEMBER 31, 1999     4,282,180          $428           $1,307,360  ($3,482,397)        $0        ($2,174,609)

Purchase of Zero's Mr.
  Submarine Inc               1,500,000          $150             $749,850                                   $750,000

NET LOSS                                                         ($558,093)                                 ($558,093)

BALANCE JUNE 30, 2000         5,782,180          $578            $2,057,210 ($4,040,490)        $0        (1,982,702)




                                                                  EXHIBIT C

                        AMERICAN KIOSK CORPORATION
                     Condensed Statement of Operations
                                (Unaudited)



                                       3 MO ENDED     3 MO ENDED    6 MO ENDED     6 MO ENDED
                                         6/30/00       6/30/99       6/30/00        6/30/99

TOTAL REVENUES                           $215,520      $12,784       $396,386       $22,583

COST OF GOODS                            ($70,404)     ($9,427)     ($108,713)     ($22,447)

SELLING, GENERAL & ADMIN EXPENSES       ($295,577)   ($308,195)     ($687,155)     ($665,320)

   LOSS FROM OPERATIONS                 ($150,461)   ($304,838)     ($399,482)     ($665,184)

OTHER EXPENSES                           ($88,981)    ($24,768)     ($158,611)      ($43,569)

  NET (LOSS)                            ($239,442)   ($329,606)     ($558,093)     ($708,753)

NET LOSS PER SHARE                       ($0.041)     ($0.079)       ($0.099)       ($0.170)

WEIGHTED AVG SHARES OUTSTANDING          5,782,100   4,189,606      5,656,109      4,178,521

                                                                               EXHIBIT D


                           AMERICAN KIOSK CORPORATION
                        Condensed Statement of Cash Flow
                                  (Unaudited)



                                                     6 MO ENDED          6 MO ENDED
                                                       6/30/00              6/30/99

CASH USED IN OPERATING ACTIVITIES                    ($411,420)          ($1,133,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment             ($4,170)          ($215,303)
   Other                                                    $0                  $0

       Net cash used by investing activities           ($4,170)          ($215,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes Payable                                      $436,648          $1,152,522
   Proceeds from issuance of stock                          $0             $23,210
   Repayment of Notes Receivable                      ($50,000)                 $0

   Net cash provided by financing activities          $386,648          $1,175,732

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  ($28,942)          ($172,968)
CASH AND CASH EQUIV, BEGINNING OF PERIOD               $80,557            $350,136

CASH AND CASH EQUIV, AT END OF PERIOD                  $51,615            $177,168


                        AMERICAN KIOSK CORPORATION

                       Notes to Financial Statements

                                (Unaudited)

Note 1   Financial Statements

In the opinion of the Company s management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations and the cash flows for the three months and six months ended June 30, 2000 and 1999.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999, and notes thereto contained in the Company s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000.  The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of operating results to be expected for the full fiscal year.


Note 2 - Notes Payable and Stock Issuance

During the six months ended  June 30, 2000, the Company issued 1,500,000 shares of Common Stock (valued at
$.50 per share) related to the asset purchase of Zero s Mr. Submarine Inc.  The Company also received funding from the issuance of additional private placement units of 12.5% secured notes aggregating $383,623.



ITEM 2.   MANAGEMENT S DISCUSSION AND ANALYSIS

BUSINESS

     The Company, incorporated in Delaware in May, 1997, has developed and implemented a national brand franchise system of stand alone, in-line and drive-thru retail outlets to deliver popular food products to consumers.  The Company initially focused primarily on brick oven pizza, however, since the recent asset purchase of Zero s Mr. Submarine Inc., the franchisor of a 55 unit hot submarine sandwich chain, located in
Virginia Beach, VA, the Company has changed its focus and direction.  The Company now intends to focus its resources on the expansion and improvement of the Zero s chain.

     The Company is currently engaged in the sale of franchises to operate fast food outlets from stand alone, in-line and drive-thru retail units.  The Company s outlets sell proprietary hot submarine sandwiches and other food products.

LIQUIDITY AND CAPITAL RESOURCES

     The Company raised no new capital during the last quarter.

REVENUES

     Revenues for the three months ended June 30, 2000, were $215,520 as compared to $12,784 for the three months ended June 30, 1999.  Revenues for  the six months ended June 30, 2000, were $396,386 as compared to $22,583 for the six  months ended June 30, 1999.  The Large increases were attributable to the franchise fees and royalty fees generated from the recently acquired Zero s Mr. Submarine business.

COST OF GOODS / FRANCHISE FEE AND ROYALTY FEE COMMISSIONS

     Franchise fee and royalty fee commissions for the three months ended June 30, 2000, were $70,404 as compared to cost of goods sold of $9,427 for the same period ending June 30, 1999.  Franchise fee and royalty fee commissions for the six months ended June 30, 2000 were $108,713 as compared to cost of goods sold of
$22,447 for the same period ending June 30, 1999. These increases were attributable to the large increase in revenue generated through the acquisition of Zero s franchises, as well as the sale of new franchises for the
Zero s chain.

SELLING EXPENSES & ADMINISTRATIVE COSTS

     Selling, General and Administrative costs for the three months ended June 30, 2000 were $295,577 as compared to $308,195 for the same period ending June 30, 1999.  Selling, General and Administrative costs for the
six months ended  June 30, 2000 were $687,155  as compared to $665,320 for  the same period ending June 30,
1999.  The decrease in last quarter s expenses as compared to the same quarter in 1999, was achieved despite the
addition of significant overhead with the purchase of the Zero s chain in January, 2000.   A program of cost
savings and reductions brought about this decrease even while revenue was increasing.

NET PROFIT/LOSS

     The Company s net loss per share for the three months ended June 30, 2000 was 4.1 cents as compared to 7.9 cents per share for the three months ended June 30, 1999.  The net loss per share for the six  months ended June 30, 2000 was 9.9 cents as compared to 17.0 cents per share for the six months ended June 30, 1999.
This improvement in net loss is attributable to the increase in revenue generated from Zero s and also is affected by the addition of 1,500,000 shares resulting from the purchase of Zero s assets.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

Exhibit No.    Description

*27       Financial Data Schedule

*Filed as exhibit to this Report.

Reports on Form 8-K.

The Company filed no reports on Form 8-K during the period.

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
